Form 10-Q
period 1996-09-30
COMMANDER AIRCRAFT CO
filed 1996-11-14
CIK 855990

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    Commission File Number:                 0-21540

                          COMMANDER AIRCRAFT COMPANY
                          (Exact name of registrant as specified in its charter)

    Virginia                                             62-1363505
    (State of Incorporation)                             (IRS Employer
                                                         Identification

    7200 NW 63rd Street
    Hangar 8, Wiley Post Airport
    Bethany, Oklahoma                                                    73008
    (Address of principal executive offices)                         (Zip Code)

                                (405) 495-8080
    (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

    Yes   X                          No______
       -------
       There were 6,720,548 Shares of Common Stock Outstanding as of October 30, 1996.


================================================================================

                          COMMANDER AIRCRAFT COMPANY
                                 BALANCE SHEET

                                         (Unaudited)
                                         September 30,   December 31,
                                             1996            1995
                                         -------------   -------------
                 ASSETS
Current Assets:
 Cash and cash equivalents                    $295,435        $138,591
 Accounts receivable                           139,705         267,232
 Notes receivable from related party         2,926,703       4,223,743
 Notes receivable                               57,101         363,195
 Inventories                                 7,228,224       7,430,844
 Prepaid expenses and other assets              93,702         166,548
                                          -------------   -------------
    Total current assets                    10,740,870      12,590,153
                                          -------------   -------------
Notes receivable - non current                 494,734         986,471
Property and equipment:
 Office equipment and furniture                284,054         277,011
 Vehicles and aircraft                         422,099         435,198
 Manufacturing equipment                       354,837         354,837
 Tooling                                       509,049         478,771
 Leasehold improvements                        232,073         232,073
                                          -------------   -------------
                                             1,802,112       1,777,890
 Less: Accumulated depreciation               (763,460)       (639,391)
                                          -------------   -------------
    Net property and equipment               1,038,652       1,138,499
                                          -------------   -------------
                                           $12,274,256     $14,715,123
                                          =============   =============

 LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Accounts payable                             $795,097      $1,357,660
 Accrued expenses                              672,896         839,042
 Refundable deposits                            95,021          27,800
 Notes payable                                 463,000            -
 Notes payable - related parties             2,800,000       2,450,000
                                          -------------   -------------
    Total current liabilities                4,826,014       4,674,502
                                          -------------   -------------
 Total liabilities                           4,826,014       4,674,502
                                          -------------   -------------
Shareholders' investment (deficit):
 Preferred stock, $100 par value, 20,000
    shares authorized; no shares outstanding      -               -
 Common stock, $.50 par value, 10,000,000
    shares authorized; 6,720,548
    shares issued and outstanding
    at Sept. 30, 1996 and Dec. 31, 1995      3,360,274       3,360,274
 Additional paid-in capital                 31,770,862      31,770,862
 Retained earnings (deficit)               (27,682,894)    (25,090,515)
                                          -------------   -------------
    Total shareholders' investment           7,448,242      10,040,621
                                          -------------   -------------
                                           $12,274,256     $14,715,123
                                          =============   =============

The accompanying notes are an integral part of these financial statements.

                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                         Three Months Ended September 30,
                                                             1996               1995
                                                        ---------------    ---------------
Net sales - aircraft                                        $1,848,520         $1,881,495
Net sales - service                                            283,128            214,263
                                                        ---------------    ---------------
   Total net sales                                           2,131,648          2,095,758
                                                        ---------------    ---------------

Cost of sales - aircraft                                     1,636,998          1,479,421
Cost of sales - service                                        240,274            211,900
                                                        ---------------    ---------------
   Total cost of sales                                       1,877,272          1,691,321
                                                        ---------------    ---------------

Gross margin                                                   254,376            404,437
                                                        ---------------    ---------------

Other operating expenses:
   Product development and engineer costs                       88,394            122,995
   Selling, general and administrative expenses                860,455            675,951
                                                        ---------------    ---------------
     Total other operating expenses                            948,849            798,946
                                                        ---------------    ---------------

Operating income (loss)                                       (694,473)          (394,509)
                                                        ---------------    ---------------

Other income (expenses):
   Other income                                                 93,026            102,356
   Interest expense                                            (80,088)           (11,022)
   Other expense                                               (16,745)           (32,958)
                                                        ---------------    ---------------
   Total other income (expenses)                                (3,807)            58,376
                                                        ---------------    ---------------

Net loss                                                     ($698,280)         ($336,133)
                                                        ===============    ===============

Net loss per share:
   Weighted average common shares
      outstanding                                            6,720,548          6,707,070
                                                        ---------------    ---------------

   Loss per share                                               ($0.10)            ($0.05)
                                                        ===============    ===============


The accompanying notes are an integral part of these financial statements.

                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                        Nine Months Ended September 30,
                                            1996               1995
                                       ---------------    ---------------
Net sales - aircraft                       $5,625,766         $7,060,630
Net sales - service                           823,616            850,616
                                       ---------------    ---------------
   Total net sales                          6,449,382          7,911,246
                                       ---------------    ---------------

Cost of sales - aircraft                    5,393,896          5,805,013
Cost of sales - service                       725,509            662,954
                                       ---------------    ---------------
   Total cost of sales                      6,119,405          6,467,967
                                       ---------------    ---------------

Gross margin                                  329,977          1,443,279
                                       ---------------    ---------------

Other operating expenses:
   Product development and
    engineering costs                         269,338            425,380
   Selling, general and
    administrative expenses                 2,705,894          2,410,578
                                       ---------------    ---------------
    Total other operating expenses          2,975,232          2,835,958
                                       ---------------    ---------------

Operating Income (loss)                    (2,645,255)        (1,392,679)
                                       ---------------    ---------------

Other income (expenses):
   Other income                               315,337            370,555
   Interest expense                          (235,569)          (119,360)
   Other expense                              (26,892)           (36,718)
                                       ---------------    ---------------
   Total other income (expenses)               52,876            214,477
                                       ---------------    ---------------

Net loss                                  ($2,592,379)       ($1,178,202)
                                       ---------------    ---------------

Net loss per share:
   Weighted average common shares
      outstanding                           6,720,548          6,532,685
                                       ---------------    ---------------

   Loss per share                              ($0.39)            ($0.18)
                                       ===============    ===============

The accompanying notes are an integral part of these financial statements.

                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                    1996                     1995
                                                              -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       ($2,592,379)             ($1,178,202)
   Adjustments to reconcile net loss to
      net cash used in operating activities---
      Depreciation and amortization                                   112,529                  145,843
      Write-off of fixed assets (net)                                   3,540                   21,604
      Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                          127,527                 (183,861)
         Notes receivable - related parties                         1,297,040               (1,818,131)
         Notes receivable                                             797,831                 (409,973)
         Inventories                                                  202,620                  679,747
         Prepaid expense and other assets                              72,846                  116,723
         Accounts payable                                            (562,563)                 490,442
         Accrued expenses                                            (166,146)                  (5,003)
         Refundable deposits                                           67,221                  (66,700)
                                                              -----------------        -----------------
            Net cash used in operating activities                    (639,934)              (2,207,511)
                                                              -----------------        -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (24,222)                 (54,742)
   Proceeds from sale of property and equipmen                          8,000                      -
                                                              -----------------        -----------------
      Net cash used in investing activities                           (16,222)                 (54,742)
                                                              -----------------        -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under short-term notes payable            813,000                  860,000
   Proceeds from borrowings under long-term debt                            0                1,175,000
   Proceeds from issuance of common stock                                   -                        0
   Proceeds from exercise of warrants                                       0                  226,665
                                                              -----------------        -----------------
      Net cash provided by financing activities                       813,000                2,261,665
                                                              -----------------        -----------------
Net increase (decrease) in cash                                       156,844                     (588)
Cash and cash equivalents at beginning of period                      138,591                   14,798
                                                              -----------------        -----------------
Cash and cash equivalents at end of period                           $295,435                  $14,210
                                                              =================        =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                    $196,179                 $123,262
         Income taxes                                                       -                        -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1995:
   Exchange of $6,400,000 in debentures for 640,000 shares of common stock.
   Payment of accrued interest of $106,764 was waived.

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine month periods ended September 30, 1996 and 1995 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as incorporated by reference in the Company's filing of this Form 10-Q.

2. The earnings per share of common stock was computed by using the weighted average number of shares of common stock outstanding during the period.

3. Through March 6, 1995, the Company's majority shareholder, and an affiliate of the shareholder, purchased $1,075,000 in subordinated debentures at 10% interest, payable in arrears, with principal due September 30, 1996. On March 7, 1995 the Company accepted the offer of its majority shareholder, and an affiliate of the shareholder, to exchange $6,400,000 of subordinated debt for 640,000 shares of newly issued common stock at $10 per share. The payment of accrued interest related to this debt in 1995 of $106,764 was waived at the time of the exchange for common stock.

4. On February 6, 1996, the Company entered into an agreement with Will Rogers Bank of Oklahoma City, for a line of credit in the amount of $600,000, secured by specific aircraft to supplant working capital and to purchase pre-owned aircraft to be refurbished and sold.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION.


GENERAL:

The Company reported sales for the third quarter and nine months ended September 30, 1996 of $2,131,648 and $6,449,382, respectively. Sales for the third quarter and nine months ended September 30, 1995 were $2,095,758 and $7,911,246, respectively. The net loss from operations for the quarter was $698,280, or $0.10 per share, compared to a net loss from operations of $336,133, or $0.05 per share in the comparable period of fiscal 1995.


RESULTS FROM OPERATIONS:

Revenues from the sale of new and pre-owned aircraft were $1,848,520 and $5,625,766, for the third quarter and nine months ended September 30, 1996, respectively, resulting from the delivery of four new and four pre-owned aircraft for the quarter and 13 new and seven used aircraft for the nine month period. The Company reported sales of aircraft of $1,881,495 and $7,060,630, during the third quarter and first nine months of 1995, respectively, as five new and no used aircraft were sold for the quarter ended September 30, 1995 and 21 new and no used aircraft were sold for the nine months ended September 30, 1995.

Service revenues for the quarters ended September 30, 1996 and 1995 were $283,128 and $214,263, respectively. For the nine months ended September 30, 1996 and 1995, service revenues were $823,616 and $850,616, respectively. The increase in service revenues for the three month period ended September 30, 1996, was due to an increase in service center billings and spare parts sales.

Cost of aircraft sales for the three month period ended September 30, 1996 totaled $1,636,998, compared to $1,479,421 for the three month period ended September 30, 1995. Cost of aircraft sales for the nine month period ended September 30, 1996 totaled $5,393,896 compared to $5,805,013 for the nine month period ended September 30, 1995.

Cost of sales for aircraft service was $240,274 for the three month period ended September 30, 1996 and $211,900 for the three month period ended September 30, 1995. For the nine months ended September 30, 1996, cost of sales for aircraft service increased to $725,509 from $662,954 for the nine months ended September 30, 1995, due to higher margins recognized on retrofitted air conditioning units in the first nine months of 1995.

Product development and engineering costs totaled $88,394 for the quarter ended September 30, 1996 as compared to $122,995 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, product development and engineering costs totaled $269,338 as compared to $425,380 for the nine months ended September 30, 1995. The decrease in product development and engineering expenses was due to completion of the F.A.A.certification of the Commander 114TC in 1995.

Sales and marketing expense was $699,924 for the quarter ended September 30, 1996 and $466,125 for the quarter ended September 30, 1995. Advertising expenses accounted for approximately $195,000 of the increase in 1996 due to a new advertising campaign focused on specific markets identified by the Company. Salaries and related benefits, along with sales office and travel expenses accounted for approximately $38,000 of the increase.

Sales and marketing expense was $2,063,246 for the nine months ended September 30, 1996 and $1,755,625 for the comparable period of fiscal 1995. Salaries and related benefits accounted for approximately $26,000 of the increase, advertising accounted for $165,000, and sales office and travel expenses accounted for the balance of the increase.

General and administrative costs decreased to $160,531 for the quarter ended September 30, 1996 from $209,826 for the quarter ended September 30, 1995. For the nine months periods, general and administrative costs decreased to $642,196 at September 30, 1996 from $654,953 at September 30, 1995, due primarily to decreased expenses relating to administrative salaries and legal fees.

For the quarter and nine months ended September 30, 1996, other income of $93,026 and $315,337, respectively, consisted primarily of interest earned on notes receivable and on short-term investments in cash funds. Other income totaling $102,356 and $370,555 for the quarter and nine months ended September 30, 1995, respectively, consisted primarily of interest earned on notes receivable and on short-term cash invested. In addition, a concession of approximately $77,300 was received in the nine month period ending September 30, 1995 relating to the renegotiation of prices on an advertising contract. Interest expense for the quarter ended September 30, 1996 was $80,088. Interest expense for the nine months ended September 30, 1996 totaled $235,569 primarily consisting of interest accrued on the short term debt (see "Liquidity and Capital Resources"). Interest expense for the quarter and nine month periods ended September 30, 1995 totaled $11,022 and $119,360, mostly consisting of interest on debentures. Other expense for the three month and nine month periods ended September 30, 1996 totaled $16,745 and $26,892, respectively, as compared to $32,958 and $36,718 for the three and nine month periods ended September 30, 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES:

Total inventories increased for the three months ended September 30, 1996 by $484,518 but decreased $202,620 for the nine months ended September 30, 1996. For the three months ended September 30, 1996, parts and work in process inventories decreased $25,323 while new aircraft and demonstrator aircraft inventory decreased $208,884 and used aircraft inventory increased $718,725. For the nine month period ended September 30, 1996, parts and work in process inventories decreased $338,717 while new aircraft and demonstrator aircraft inventory decreased $157,753 and used aircraft inventory increased $293,850.

Accounts receivable decreased $127,527 from $267,232 at December 31, 1995 to $139,705 at September 30, 1996. A total of $81,175 was due September 30, 1996 on the sale of one new aircraft, which was paid in full in October 1996.

Notes receivable from related parties decreased to $2,926,703 at September 30, 1996 from $4,223,743 at December 31, 1995. Notes receivable, totaling $551,835 as of September 30, 1996, include three aircraft sold by the Company to non-affiliates. The Company has agreed to finance these aircraft in consideration for notes with terms ranging from 8 to 10 years at competitive interest rates starting at 9.5%, with principal and interest payments due monthly.

Accounts payable decreased to $795,097 at September 30, 1996 from $1,357,660 at December 31, 1995, a decrease of $562,563 due primarily to a decrease in inventory procurement.

During the quarter ended September 30,1996, the Company borrowed $60,400 to partially fund used aircraft purchases for resale in short-term notes payable from its bank. The $600,000 line of credit provided by the bank includes $463,000 in borrowings and $135,000 reserved for a letter of credit as of September 30, 1996.
No other borrowings were made during the third quarter of 1996. The notes payable to the majority shareholder and its affiliate of $2,800,000 are due June 30, 1997 and accrue interest at a rate of 10% per annum, payable quarterly in arrears.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits - None

        (b)  Reports on Form 8-K - None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMMANDER AIRCRAFT COMPANY
                           --------------------------
                                  (Registrant)



                       By /s/ Stephen R. Buren
                          ---------------------------
                                 Stephen R. Buren
                              Vice President Finance
                           (Chief Financial Officer and
                              Authorized Signatory)



Date: November 14, 1996