Form 10-Q
period 1997-06-30
COMMANDER AIRCRAFT CO
filed 1997-08-08
CIK 855990

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File Number:                0-21540

                   COMMANDER AIRCRAFT COMPANY
                   (Exact name of registrant as specified in its charter)


      Virginia                                            62-1363505
      (State of Incorporation)                            (IRS Employer
                                                          Identification No.)

      7200 NW 63rd Street
      Hangar 8, Wiley Post Airport
      Bethany, Oklahoma                                                   73008
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

      Yes  X                    No
          ---                      ---
         There were 6,920,548 Shares of Common Stock Outstanding as of July 31, 1997.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                           COMMANDER AIRCRAFT COMPANY
                                  BALANCE SHEET

                                                                  (Unaudited)
                                                                    June 30,     December 31,
                                                                      1997           1996
                                                                 ------------    ------------
                              ASSETS
Current Assets:
  Cash and cash equivalents                                      $    183,213    $    197,303
  Accounts receivable                                                 143,431          23,438
  Notes receivable from related party                               1,560,000       1,560,000
  Notes receivable                                                     41,365          60,077
  Inventories                                                       6,042,280       6,579,320
  Prepaid expenses and other assets                                   115,657          69,157
                                                                 ------------    ------------
     Total current assets                                           8,085,946       8,489,295
                                                                 ------------    ------------

Property and equipment:
  Office equipment and furniture                                      282,202         284,054
  Vehicles and aircraft                                                84,021         422,099
  Manufacturing equipment                                             354,837         354,837
  Tooling                                                             510,968         515,299
  Leasehold improvements                                              237,161         232,073
                                                                 ------------    ------------
                                                                    1,469,189       1,808,362
  Less: Accumulated depreciation                                     (727,715)       (803,356)
                                                                 ------------    ------------
     Net property and equipment                                       741,474       1,005,006
                                                                 ------------    ------------

Other assets:
  Notes receivable from related party, less current maturities        399,134       1,088,181
  Notes receivable - less current maturities                          468,298         477,647
                                                                 ============    ============
     Total other assets                                               867,432       1,565,828
                                                                 ============    ============
                                                                 $  9,694,852    $ 11,060,129
                                                                 ============    ============

             LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                               $    404,662    $    507,644
  Accrued expenses                                                    464,250         664,584
  Refundable deposits                                                 145,311           9,980
  Notes payable - related parties                                     900,000         800,000
                                                                 ------------    ------------
     Total current liabilities                                      1,914,223       1,982,208
                                                                 ------------    ------------
Long-term debt:
  Notes payable                                                       410,658         445,500
  Notes payable - related parties                                         -         2,000,000
                                                                 ------------    ------------
     Total long-term debt                                             410,658       2,445,500
                                                                 ------------    ------------
  Total liabilities                                                 2,324,881       4,427,708
                                                                 ------------    ------------
Shareholders' investment (deficit):
  Preferred stock, $100 par value, 20,000
     shares authorized; no shares outstanding                             -               -
  Common stock, $.50 par value, 10,000,000
     shares authorized; 6,920,548 shares
     issued and outstanding at June 30, 1997
     and 6,720,548 at December 31, 1996                             3,460,274       3,360,274
  Additional paid-in capital                                       33,758,231      31,770,862
  Retained earnings (deficit)                                     (29,848,534)    (28,498,715)
                                                                 ------------    ------------
     Total shareholders' investment                                 7,369,971       6,632,421
                                                                 ------------    ------------
                                                                 $  9,694,852    $ 11,060,129
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended June 30,
                                                      1997           1996
                                                  -----------    -----------
Net sales - aircraft                              $ 1,684,802    $ 2,499,259
Net sales - service                                   299,974        355,545
                                                  -----------    -----------
   Total net sales                                  1,984,776      2,854,804
                                                  -----------    -----------

Cost of sales - aircraft                            1,657,301      2,451,946
Cost of sales - service                               274,068        264,685
                                                  -----------    -----------
   Total cost of sales                              1,931,369      2,716,631
                                                  -----------    -----------

Gross margin (deficit)                                 53,407        138,173
                                                  -----------    -----------

Other operating expenses:
   Product development and engineering costs           82,383         94,236
   Selling, general and administrative expenses       571,742        954,629
                                                  -----------    -----------
     Total other operating expenses                   654,125      1,048,865
                                                  -----------    -----------

Operating income (loss)                              (600,718)      (910,692)
                                                  -----------    -----------

Other income (expenses):
   Other income                                        78,185        100,342
   Interest expense                                   (37,334)       (89,300)
   Other expense                                          -              -
                                                  -----------    -----------
   Total other income (expenses)                       40,851         11,042
                                                  -----------    -----------

Net loss                                          $  (559,867)   $  (899,650)
                                                  ===========    ===========

Net loss per share:
   Weighted average common shares
      outstanding                                   6,920,548      6,720,548
                                                  -----------    -----------

   Loss per share                                      ($0.08)        ($0.13)
                                                  ===========    ===========


The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                         1997           1996
                                                     -----------    -----------
Net sales - aircraft                                 $ 2,438,802    $ 3,777,246
Net sales - service                                      620,383        540,488
                                                     -----------    -----------
   Total net sales                                     3,059,185      4,317,734
                                                     -----------    -----------

Cost of sales - aircraft                               2,656,919      3,756,898
Cost of sales - service                                  542,004        485,235
                                                     -----------    -----------
   Total cost of sales                                 3,198,923      4,242,133
                                                     -----------    -----------

Gross margin (deficit)                                  (139,738)        75,601
                                                     -----------    -----------

Other operating expenses:
   Product development and engineering costs             164,701        180,944
   Selling, general and administrative expenses        1,119,981      1,845,439
                                                     -----------    -----------
     Total other operating expenses                    1,284,682      2,026,383
                                                     -----------    -----------

Operating income (loss)                               (1,424,420)    (1,950,782)
                                                     -----------    -----------

Other income (expenses):
   Other income                                          168,685        222,311
   Interest expense                                      (94,084)      (155,481)
   Other expense                                            --          (10,147)
                                                     -----------    -----------
   Total other income (expenses)                          74,601         56,683
                                                     -----------    -----------

Net loss                                             $(1,349,819)   $(1,894,099)
                                                     ===========    ===========

Net loss per share:
   Weighted average common shares
      outstanding                                      6,886,482      6,720,548
                                                     -----------    -----------

   Loss per share                                         $(0.20)        $(0.28)
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended June 30,
                                                                         1997           1996
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(1,349,819)   $(1,894,099)
   Adjustments to reconcile net loss to
      net cash used in operating activities---
      Depreciation and amortization                                       75,641         83,404
      Write-off of fixed assets (net)                                    (35,043)         3,540
      Changes in operating assets and liabilities, excluding cash:
         Accounts receivable                                            (119,993)       214,056
         Notes receivable - related parties                              689,047      1,152,948
         Notes receivable                                                 28,061        502,642
         Inventories                                                     537,040        687,138
         Prepaid expense and other assets                                (46,500)        50,970
         Accounts payable                                               (102,982)      (829,391)
         Accrued expenses                                               (200,332)      (213,561)
         Refundable deposits                                             135,331           (300)
                                                                     -----------    -----------
            Net cash used in operating activities                       (389,549)      (242,653)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (7,399)       (26,448)
   Proceeds from sale of property and equipment                          317,700          8,000
                                                                     -----------    -----------
      Net cash used in investing activities                              310,301        (18,448)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties              100,000        350,000
   Proceeds from borrowings from bank line                               (34,842)       402,600
                                                                     -----------    -----------
      Net cash provided by financing activities                           65,158        752,600
                                                                     -----------    -----------
Net increase (decrease) in cash                                          (14,090)       491,499
Cash and cash equivalents at beginning of period                         197,303        138,591
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $   183,213    $   630,090
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                    $    31,471    $   113,490
         Income taxes                                                        -              -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1997:
   Exchange of $2,000,000 in debentures for 200,000 shares of common stock. Repayment of accrued interest of $87,369 was waived.

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as incorporated by reference in the Company's filing of this Form 10-Q.

2. The earnings per share of common stock was computed by using the weighted average number of shares of common stock outstanding during the period.

3. Through January 8, 1997, an affiliate of the Company's majority shareholder, provided $100,000 of unsecured debt in the form of a 10% demand note. On February 1, 1997, the Company accepted the offer of its majority shareholder, and affiliates of the shareholder, to exchange $2,000,000 of demand notes due June 30, 1997 for 200,000 shares of newly issued common stock. The payment of accrued interest of $70,382 due for the fourth quarter of 1996 for all demand notes, and $16,986 accrued on the notes exchanged February 1, 1997 was waived at the time of the exchange for common stock. The maturity dates of the remaining balance of notes totaling $900,000 was extended to December 31, 1997, with interest due and payable June 30, 1997 and December 31, 1997.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


GENERAL:

The Company reported sales for the second quarter and six months ended June 30, 1997 of $1,984,776 and $3,059,185, respectively. Sales for the second quarter and six months ended June 30, 1996 were $2,854,804 and $4,317,734, respectively. The net loss for the three month period ended June 30, 1997 was $559,867, or $.08 per share, compared to a net loss of $899,650, or $.13 per share in the comparable quarter of 1996. The net loss from operations for the six months ended June 30, 1997 was $1,349,819, or $.20 per share, compared to an operating loss of $1,894,099, or $.28 per share for the six months ended June 30, 1996.

Second quarter results improved from the previous year and prior quarter but are still affected by the continued depressed market for new single engine, high performance aircraft. However, the Company currently has a backlog in excess of $2.0 million, and is expecting further improvement in revenues and operating margins.

RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the second quarter and first six months of 1997 totaled $1,684,802 and $2,438,802, respectively. Aircraft revenues for the comparable periods of 1996 totaled $2,499,259 and $3,777,246, respectively. The decreases in 1997 were the result of lower sales of new aircraft, primarily in the first quarter due to inclement weather and other uncontrollable factors.

Service revenues decreased the second quarter of 1997, to $299,974 from $355,545 for the second quarter of 1996. Service revenues increased for the six month period ended June 30, 1997 to $620,383 from $540,488 for the six months ended June 30, 1996. This increase was due to refurbishment work completed by the Service Center for Commander 112 and 114 aircraft.

Cost of aircraft sales for the three month period ended June 30, 1997 decreased to $1,657,301 compared to $2,451,946 for the three month period ended June 30, 1996. For the six month period ended June 30, 1997 cost of aircraft sales decreased to $2,656,919 from $3,756,898 for the comparable period of fiscal 1996. The decreases were due primarily to lower sales volume in fiscal 1997.

Cost of sales for service and parts for the quarter ended June 30, 1997, increased slightly over the quarter ended June 30, 1996. Cost of sales for service and parts for the six months ended June 30, 1997 increased to $542,004 from $485,235 for the six month period in 1996. The increase was due to an increase in sales volume and slightly higher costs for labor and materials.

Product development and engineering costs decreased to $82,383 for the second quarter of 1997, down 13% from $94,236 for the comparable period in 1996. For the six months ended June 30, 1997 product development and engineering costs decreased to $164,701 from $180,944 in 1996. Most of the cost reduction was due to a decrease in personnel in 1997.

Sales and marketing expense decreased for the three month period ended June 30, 1997, to $378,461 from $701,796 for the three month period ended June 30, 1996. Advertising expenses were reduced to $98,250 from $179,365. Salaries and related benefits were reduced to $154,101 for the second quarter of 1997 from $187,575 for the second quarter of 1996. This was due to a reduction in field sales personnel and a consolidation of territories. Sales and marketing expenses decreased for the six month period ended June 30, 1997, to $687,540 from $1,363,774 for the comparable period of 1996. Advertising expenses decreased to $183,466 from $346,060 and salaries and related benefits decreased to $261,888 from $368,462. Most all other costs were substantially reduced as well.

General and administrative expenses decreased approximately 24% to $193,281 for the second quarter of 1997 from $252,833 for the comparable period in 1996. The decrease was due primarily to a reduction in legal fees, which decreased to $24,545 for the second quarter of 1997 from $90,152 for the second quarter of 1996, as some cases were closed, or nearly completed during the first quarter of 1997. All other administrative costs were approximately the same as the second quarter of 1996. For the six months ended June 30, 1997 and 1996, general and administrative expenses totaled $432,441 and $481,665, respectively.

Other income decreased to $78,185 for the quarter ended June 30, 1997 from $100,342 for the quarter ended June 30, 1996. The decrease was due to lower interest income in the second quarter of 1997 from notes receivable which had significant principal reductions since the second quarter of 1996. Other income decreased to $168,685 for the six months ended June 30, 1997 from $222,311 for the comparable period in 1996. Interest expense decreased to $37,334 and $94,084 for the quarter and six months ended June 30, 1997, respectively, from $89,300 and $155,481 for the quarter and six months ended June 30, 1996, respectively. The decrease in interest expense was due to a lower outstanding balance in notes payable after the exchange of debt for equity during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased to $143,431 at June 30, 1997 from $23,438 at December 31, 1996. The increase was due to an aircraft that was deposited and sold in June with the balance paid in early July. Total notes receivable decreased $446,963 and $717,108 for the quarter and six months ended June 30, 1997, respectively due to regular monthly payments received from debtors and payments made by Commander International which reduced the balance owed to the Company to $1,959,134 at June 30, 1997.

Inventories decreased to $6,042,280 at June 30, 1997 from $6,579,320 at December 31, 1996 Raw materials, parts, and work in process accounted for $490,300 of the reduction. Prepaid expenses and other current assets increased to $115,657 at June 30, 1997 compared to $69,157 at December 31, 1996, reflecting prepayments for parts and material.

Total fixed assets decreased by $339,173 during the first six months of 1997. The decrease was due to the sale of an aircraft that was carried as a fixed asset through December 31, 1996, and the sale of the Company's recreational vehicle that had been used for shows and Indy car races.

Accounts payable decreased to $404,662 at June 30, 1997 from $507,644 at December 31, 1996. The decrease was primarily due to a decrease in procurement of inventory. Accrued expenses decreased to $464,250 at June 30, 1997 from $664,584 at December 31, 1996. The decrease in accrued expenses was due primarily to decreases in accrued interest payable and accrued property taxes.

Notes payable - related parties decreased to $900,000 at June 30, 1997 from $2,800,000 at December 31, 1996. This was the result of an exchange of $2,000,000 in demand notes for 200,000 shares of newly issued common stock.
This transaction is explained in more detail in the "Notes to Financial Statements". Notes payable to a local bank for the Company's revolving credit line decreased to $410,658 at June 30,1997 from $445,500 at December 31, 1996. This credit line was established in February 1996 and provides up to $600,000 in short term credit.

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



                          COMMANDER AIRCRAFT COMPANY
                          --------------------------

                                 (Registrant)



                         By:    /s/  Stephen R. Buren
                            -------------------------
                               Stephen R. Buren
                            Vice President Finance
                         (Chief Financial Officer and
                             Authorized Signatory)







Date:  August 8, 1997