Form 10-Q
period 1997-09-30
COMMANDER AIRCRAFT CO
filed 1997-11-05
CIK 855990

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

    Yes__X___                 No_____

       There were 7,280,548 Shares of Common Stock Outstanding as of October 31, 1997.


================================================================================

PART  I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                                        COMMANDER AIRCRAFT COMPANY
                                               BALANCE SHEET

                                                                  (Unaudited)
                                                                 September 30,   December 31,
                                                                     1997            1996
                                                                 -------------   ------------
                              ASSETS
Current Assets:
  Cash and cash equivalents                                      $    668,988    $    197,303
  Accounts receivable                                                  42,386          23,438
  Notes receivable from related party                               1,560,000       1,560,000
  Notes receivable                                                     41,102          60,077
  Inventories                                                       5,621,152       6,579,320
  Prepaid expenses and other assets                                   137,304          69,157
                                                                 ------------    ------------
     Total current assets                                           8,070,932       8,489,295
                                                                 ------------    ------------

Property and equipment:
  Office equipment and furniture                                      282,202         284,054
  Vehicles and aircraft                                                84,021         422,099
  Manufacturing equipment                                             354,837         354,837
  Tooling                                                             518,649         515,299
  Leasehold improvements                                              237,161         232,073
                                                                 ------------    ------------
                                                                    1,476,870       1,808,362
  Less: Accumulated depreciation                                     (752,879)       (803,356)
                                                                 ------------    ------------
     Net property and equipment                                       723,991       1,005,006
                                                                 ------------    ------------

Other assets:
  Notes receivable from related party, less current maturities        191,179       1,088,181
  Notes receivable - less current maturities                          281,018         477,647
                                                                 ------------    ------------
     Total other assets                                               472,197       1,565,828
                                                                 ============    ============
                                                                 $  9,267,120    $ 11,060,129
                                                                 ============    ============

             LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                               $    314,546    $    507,644
  Accrued expenses                                                    521,016         664,584
  Refundable deposits                                                  24,695           9,980
  Notes payable - related parties                                     900,000         800,000
                                                                 ------------    ------------
     Total current liabilities                                      1,760,257       1,982,208
                                                                 ------------    ------------
Long-term debt:
  Notes payable                                                       530,000         445,500
  Notes payable - related parties                                         -         2,000,000
                                                                 ------------    ------------
     Total long-term debt                                             530,000       2,445,500
                                                                 ------------    ------------
  Total liabilities                                                 2,290,257       4,427,708
                                                                 ------------    ------------
Shareholders' investment (deficit):
  Preferred stock, $100 par value, 20,000
     shares authorized; no shares outstanding                             -               -
  Common stock, $.50 par value, 10,000,000
     shares authorized; 6,920,548 shares
     issued and outstanding at September 30, 1997
     and 6,720,548 at December 31, 1996                             3,460,274       3,360,274
  Additional paid-in capital                                       33,758,230      31,770,862
  Retained earnings (deficit)                                     (30,241,641)    (28,498,715)
                                                                 ------------    ------------
     Total shareholders' investment                                 6,976,863       6,632,421
                                                                 ------------    ------------
                                                                 $  9,267,120    $ 11,060,129
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                      1997           1996
                                                  -----------    -----------
Net sales - aircraft                              $ 2,689,268    $ 1,848,520
Net sales - service                                   280,928        283,128
                                                  -----------    -----------
   Total net sales                                  2,970,196      2,131,648
                                                  -----------    -----------

Cost of sales - aircraft                            2,421,344      1,636,998
Cost of sales - service                               262,786        240,274
                                                  -----------    -----------
   Total cost of sales                              2,684,130      1,877,272
                                                  -----------    -----------

Gross margin                                          286,066        254,376
                                                  -----------    -----------

Other operating expenses:
   Product development and engineering costs           77,537         88,394
   Selling, general and administrative expenses       631,247        860,455
                                                  -----------    -----------
     Total other operating expenses                   708,784        948,849
                                                  -----------    -----------

Operating income (loss)                              (422,718)      (694,473)
                                                  -----------    -----------

Other income (expenses):
   Other income                                        65,141         93,026
   Interest expense                                   (33,124)       (80,088)
   Other expense                                       (2,406)       (16,745)
                                                  -----------    -----------
   Total other income (expenses)                       29,611         (3,807)
                                                  -----------    -----------

Net loss                                          ($  393,107)   ($  698,280)
                                                  ===========    ===========

Net loss per share:
   Weighted average common shares
      outstanding                                   6,920,548      6,720,548
                                                  -----------    -----------

   Loss per share                                      ($0.06)        ($0.10)
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                      1997           1996
                                                  -----------    -----------
Net sales - aircraft                              $ 5,128,070    $ 5,625,766
Net sales - service                                   901,311        823,616
                                                  -----------    -----------
   Total net sales                                  6,029,381      6,449,382
                                                  -----------    -----------

Cost of sales - aircraft                            5,078,263      5,393,896
Cost of sales - service                               804,790        725,509
                                                  -----------    -----------
   Total cost of sales                              5,883,053      6,119,405
                                                  -----------    -----------

Gross margin                                          146,328        329,977
                                                  -----------    -----------

Other operating expenses:
   Product development and engineering costs          242,238        269,338
   Selling, general and administrative expenses     1,751,228      2,705,894
                                                  -----------    -----------
     Total other operating expenses                 1,993,466      2,975,232
                                                  -----------    -----------

Operating income (loss)                            (1,847,138)    (2,645,255)
                                                  -----------    -----------

Other income (expenses):
   Other income                                       233,826        315,337
   Interest expense                                  (127,208)      (235,569)
   Other expense                                       (2,406)       (26,892)
                                                  -----------    -----------
   Total other income (expenses)                      104,212         52,876
                                                  -----------    -----------

Net loss                                          ($1,742,926)   ($2,592,379)
                                                  -----------    -----------

Net loss per share:
   Weighted average common shares
      outstanding                                   6,897,920      6,720,548
                                                  -----------    -----------

   Loss per share                                      ($0.25)        ($0.39)
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                        1997            1996
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ($1,742,926)   ($2,592,379)
   Adjustments to reconcile net loss to
      net cash used in operating activities---
      Depreciation and amortization                                      100,805        112,529
      Write-off of fixed assets (net)                                    (35,043)         3,540
      Changes in operating assets and liabilities, excluding cash:
         Accounts receivable                                             (18,948)       127,527
         Notes receivable - related parties                              897,002      1,297,040
         Notes receivable                                                215,604        797,831
         Inventories                                                     958,168        202,620
         Prepaid expense and other assets                                (68,147)        72,846
         Accounts payable                                               (193,098)      (562,563)
         Accrued expenses                                               (143,568)      (166,146)
         Refundable deposits                                              14,715         67,221
                                                                     -----------    -----------
            Net cash used in operating activities                        (15,436)      (639,934)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (15,079)       (24,222)
   Proceeds from sale of property and equipment                          317,700          8,000
                                                                     -----------    -----------
      Net cash used in investing activities                              302,621        (16,222)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties              100,000        813,000
   Proceeds from borrowings from bank line                                84,500            -
                                                                     -----------    -----------
      Net cash provided by financing activities                          184,500        813,000
                                                                     -----------    -----------
Net increase (decrease) in cash                                          471,685        156,844
Cash and cash equivalents at beginning of period                         197,303        138,591
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $   668,988    $   295,435
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                    $    86,504    $   196,179
         Income taxes                                                        -              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1997:
   Exchange of $2,000,000 in debentures for 200,000 shares of common stock. Repayment of accrued interest of $87,368 was waived.

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as incorporated by reference in the Company's filing of this Form 10-Q.

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

4. Subsequent to September 30, 1997, the Board of Directors of the Company authorized the issuance and sale of 360,000 shares of Common Stock to KuwAm Corporation and its partners, the Company's majority shareholder, at a purchase price of $10.00 per share. The investment, effective October 15, 1997, will allow the Company to redeem $900,000 in 10% demand notes and accrued interest. The Company's bank lines will also be reduced to the minimum, leaving the Company virtually debt free with approximately $2.1 million available for expansion of the aviation services division.

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


GENERAL:

The Company reported sales for the third quarter and nine months ended September 30, 1997 of $2,970,196 and $6,029,381, respectively. Sales for the third quarter and nine months ended September 30, 1996 were $2,131,648 and $6,449,382, respectively. The net loss for the three month period ended September 30, 1997 was $393,107, or $.06 per share, compared to a net loss of $698,280, or $.10 per share in the comparable quarter of 1996. The net loss from operations for the nine months ended September 30, 1997 was $1,742,926, or $.25 per share, compared to an operating loss of $2,592,379, or $.39 per share for the nine months ended September 30, 1996.

Third quarter 1997 results improved from the previous year and prior quarter but are still affected by the continued depressed market for new single engine, high performance aircraft. Although the Company is expecting further improvement in revenues and operating margins, management does not expect the Company to be profitable in the fourth quarter of 1997.

On October 15, 1997 the Company announced that its Board of Directors authorized the issuance and sale of 360,000 shares of Common Stock to KuwAm Corporation and its partners, the Company's majority shareholder, at a purchase price of $10.00 per share.

The $3,600,000 equity investment will allow the Company to expand its growing aviation services division, which conducts aviation consulting, brokerage and refurbishment services for general aviation aircraft, redeem $900,000 in 10% demand notes and repay bank loans, leaving the Company virtually debt free.


RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the third quarter and first nine months of 1997 totaled $2,689,268 and $5,128,070, respectively. Aircraft revenues for the comparable periods of 1996 totaled $1,848,520 and $5,625,766, respectively. The increase in the third quarter of 1997 was the result of selling a total of 12 new, used or consigned aircraft, compared to only 6 total aircraft sold in the comparable quarter of 1996.

Service revenues of $280,928 for the third quarter of 1997 remained relatively unchanged compared to $283,128 for the third quarter of 1996. Service revenues increased for the nine month period ended September 30, 1997 to $901,311 from $823,616 for the nine months ended September 30, 1996. This increase was due to refurbishment work completed by the Service Center for Commander 112 and 114 aircraft, painting of larger aircraft and some sub-contract work.

Due to an increase in sales, cost of aircraft sales for the three month period ended September 30, 1997 increased to $2,421,344 compared to $1,636,998 for the three month period ended September 30, 1996. For the nine month period ended September 30, 1997 cost of aircraft sales decreased to $5,078,263 from $5,393,896 for the comparable period of fiscal 1996. The decrease was due primarily to lower sales volume during the first six months in fiscal 1997.

Cost of sales for service and parts for the quarter ended September 30, 1997, increased to $262,786 from $240,274 for the quarter ended September 30, 1996. The increase was due primarily to higher labor and overhead costs in the Service Center. Cost of sales for service and parts for the nine months ended September 30, 1997 increased to $804,790 from $725,509 for the nine month period in 1996. The increase was due to higher sales volume and higher costs for labor and materials.

Product development and engineering costs decreased to $77,537 for the third quarter of 1997, down 12% from $88,394 for the comparable period in 1996. For the nine months ended September 30, 1997 product development and engineering costs decreased to $242,238 from $269,338 in 1996. Most of the cost reduction was due to a decrease in engineering personnel in 1997.

Sales and marketing expense decreased for the three month period ended September 30, 1997, to $408,723 from $699,924 for the comparable period ended September 30, 1996. Advertising expenses were reduced to $96,486 from $204,707. Sales and marketing expenses decreased for the nine month period ended September 30, 1997, to $1,096,263 from $2,063,246 for the comparable period of 1996. Advertising expenses decreased to $279,952 from $973,265 and salaries and related benefits decreased to $462,576 from $537,718 for the nine month periods. Most all other costs were substantially reduced as well.

General and administrative expenses increased approximately 39% to $222,524 for the third quarter of 1997 from $160,531 for the comparable period in 1996. The increase was due primarily to an increase in legal fees relating mainly to litigation in California (which management expects to be dismissed shortly), totaling $65,960 for the third quarter of 1997 compared to $12,981 for the third quarter of 1996. All other administrative costs were approximately the same as the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, general and administrative expenses remained relatively flat totaling $654,816 and $642,025, respectively.

Other income decreased to $65,141 for the quarter ended September 30, 1997 from $93,026 for the quarter ended September 30, 1996. The decrease was due to lower interest income in the third quarter of 1997 from notes receivable which had significant principal reductions since the third quarter of 1996. Other income decreased to $233,825 for the nine months ended September 30, 1997 from $315,337 for the comparable period in 1996. Interest expense decreased to $22,603 and $129,614 for the quarter and nine months ended September 30, 1997, respectively, from $96,778 and $258,615 for the quarter and nine months ended September 30, 1996, respectively. The decrease in interest expense was due to a lower outstanding balance in notes payable after the exchange of debt for equity during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Cash balances increased to $668,988 at September 30, 1997 due to two aircraft sold late in the month. Total notes receivable decreased $395,498 and $1,112,606 for the quarter and nine months ended September 30, 1997, respectively due to regular monthly payments received from debtors, payment in full of one note, and payments made by Commander International which reduced the balance owed to the Company by Commander International to $1,751,159 at September 30, 1997 from $2,648,181 at December 31, 1996.

Inventories decreased to $5,621,152 at September 30, 1997 from $6,579,320 at December 31, 1996. Raw materials, parts, and work in process accounted for virtually all of the reduction. Prepaid expenses and other current assets increased to $137,304 at September 30, 1997 compared to $69,157 at December 31, 1996, reflecting prepayments for parts and material.

Total fixed assets decreased by $331,492 during the first nine months of 1997. The decrease was due to the sale of an aircraft that was carried as a fixed asset through December 31, 1996 and the sale of the Company's recreational vehicle that had been used for shows and Indy car races.

Accounts payable decreased to $314,546 at September 30, 1997 from $507,644 at December 31, 1996. The decrease was primarily due to a decrease in procurement of inventory. Accrued expenses decreased to $521,016 at September 30, 1997 from $664,584 at December 31, 1996. The decrease in accrued expenses is attributable to decreases in accrued interest payable and accrued property taxes.

Notes payable - related parties decreased to $900,000 at September 30, 1997 from $2,800,000 at December 31, 1996. This was the result of an exchange of $2,000,000 in demand notes for 200,000 shares of newly issued common stock. This transaction is explained in more detail in the "Notes to Financial Statements". Notes payable to a local bank for the Company's revolving credit line increased to $530,000 at September 30,1997 from $445,500 at December 31, 1996. This credit line was established in February 1996 and provides up to $600,000 in short term credit.

Subsequent to September 30, 1997, the Company issued 360,000 shares of Common Stock to its majority shareholder for $3,600,000. The proceeds were used to redeem the $900,000 in 10% demand notes and to repay Will Rogers Bank amounts owed under the revolving credit arrangement. This transaction is explained in more detail in the "Notes to Financial Statements". Management does not expect additional borrowing will be necessary in the foreseeable future, other than normal revolving credit within its bank lines.

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




Date:  November 5, 1997