Form 10-K405
period 1997-12-31
COMMANDER AIRCRAFT CO
filed 1998-03-25
CIK 855990

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Securities registered pursuant to Section 12(b) of the Act:
          None

     Securities registered pursuant to Section 12(g) of the Act:
          Common stock; $.50 par value

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes __X__   No _____

       Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K.   __X__

       Based on the closing sales price of March 12, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,771,459.

       The number of shares outstanding of the registrant's common stock, $.50 par value, was 7,280,548 at March 12, 1998.

     Total number of pages, including cover page 38

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

Commander Aircraft Company (the "Company") manufactures, markets, and provides support services for single engine, high performance Commander aircraft. Incorporated in 1988, the Company is one of the few manufacturers in the world that produces single engine high performance aircraft certified by the Federal Aviation Administration (FAA).

Commander aircraft are derived from a line of single engine high performance aircraft designed, certified and produced by the General Aviation Division of Rockwell International in the 1970's. Rockwell later sold its General Aviation Division to Gulfstream Aerospace Corporation, from whom Commander Aircraft Company acquired the rights to the single engine high performance Commander line. Subsequently, the Company designed, engineered and implemented improvements to the Commander line. With an airframe design decades newer than the competition, Commander aircraft are certified to Federal Aviation Regulation (FAR) 23 through Amendment 7, meeting more stringent standards for single engine high performance aircraft than aircraft certified under the older Civil Air Regulation (CAR) 3.

The Company's first production model, the Commander 114B, was certified by the FAA in 1992. The Commander 114B offers substantially improved performance, state-of-the-art instrumentation and avionics, and a luxuriously appointed, spacious cabin, while retaining the proven airframe and other features of the original Rockwell International design. The Commander 114B features an extensive range of standard equipment, retractable landing gear, 260 horsepower fuel injected engine, and a constant speed propeller. The aircraft has received favorable reviews in the aviation press worldwide and is recognized for its beautiful design and its excellent flight, landing and handling characteristics.

The Commander 114B, with a standard range of 725 nautical miles (833 statute miles), 1,216 pound useful load, maximum cruise speed of 164 knots (188 miles per hour), large luxurious four place cabin and low operating and maintenance costs, offers an optimum combination of performance, comfort, style, luxury, utility and safety. The Commander 114B is an ideal airplane for pleasure, business and flight training.

In 1994, the Company added the Commander 114AT All-Purpose Trainer to its line of single engine, high performance aircraft. The Commander 114AT is a four place high performance trainer designed for military, professional and civilian flight training. An all-in-one aircraft, the Commander 114AT All-Purpose Trainer is ideal for primary through instrument flight training. The Commander 114AT shares the same design heritage as the luxurious Commander 114B, with a modified instrument panel and utilitarian interior.

In 1995, the Company received certification from the FAA for the Commander 114TC, a turbocharged version of the Commander 114B. The Commander 114TC is equipped with the same beautiful, expansive interior and state-of-the-art systems as the Commander 114B, but utilizes a 270 horsepower turbocharged Lycoming engine which provides speeds up to 197 knots (227 miles per hour). The Commander 114TC is certified to an altitude of 25,000 feet, which makes it an excellent aircraft for mountainous regions, as well as high density altitude environments. Reviews of the Commander 114TC by the aviation press have been extremely positive.

The Company continues to upgrade its products each year with new standard and optional equipment, such as long-range fuel tanks for the 114B, de-ice equipment for all models, and a traffic alert system for increased safety in congested airspace.

BUSINESS STRATEGY

The Company's business strategy is to capture a significant share of the existing domestic and international market for the single engine, high performance aircraft by offering a premium updated version of an established aircraft design. Commander aircraft have an airframe design decades newer than the competition and are certified to more stringent standards. The Company believes the domestic and international market for its aircraft includes individuals and corporations that will purchase the Company's aircraft for training, pleasure and business travel, and governments, commercial and military organizations that will use the aircraft for training and other purposes.

The Company believes the market for its products will improve as a result of attrition of the existing fleet of aging single engine high performance aircraft, development of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium-sized businesses, and demand for advanced single engine trainers.

Recognizing that the size of the used aircraft market is significantly larger than new aircraft sales, the Company has structured a separate aviation services division within the Company to purchase, refurbish and sell pre-owned aircraft at reasonable profit margins. The Aviation Services Division also acts as broker for pre-owned aircraft and serves as advisor to potential aircraft buyers and sellers.

MARKETING AND SALES

The Company markets its aircraft through a factory direct sales and marketing organization comprised of regional sales personnel who are managed and supported from the Company's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Sales and Service Representatives

(ASSRs). The Company's marketing program utilizes a highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications.

The Company increased the number of Commander domestic and international ASSRs from 167 in 1996 to 183 by the end of 1997, giving the Company one of the most comprehensive worldwide service and support networks in its class. The Company grants domestic Commander Authorized Sales and Service Representatives the non-exclusive right to sell Commander aircraft.
Commander ASSRs receive a sales commission for identifying purchasers, and provide a full complement of service and support services, including financing, insurance, service and support, hangar/storage, flight instruction, and professional pilot service. The Company selects ASSRs from among experienced independent aviation sales and service organizations that it believes to have excellent facilities, service capabilities, reputation and financial strength. Through its ASSRs, Commander Aircraft Company offers a turn-key aircraft ownership program designed to stimulate ownership of Commander aircraft by companies that have not previously owned or operated aircraft. This flexible program can be tailored to meet each customer's specific requirements.

All new aircraft sold in 1997 were delivered to domestic customers. Two pre-owned aircraft totaling $401,000, approximately 18% of pre-owned revenues, were exported to customers in England. Information regarding the Company's export sales and major customers is incorporated herein by reference to Note J - Significant Customers, of the Notes to Financial Statements. The Company anticipates that domestic sales will continue to account for a significant portion of its market in the future, however it is anticipated that international markets will improve and account for a larger portion of the Company's sales in the future.

The Company has been dependent upon its ability to sell a single product line for which a small market exists, and sales being in sufficient quantities and at prices that will allow it to recover operating costs and earn a profit. Although the Company believes that the market for its new aircraft will grow and its share will increase, there can be no assurances that economic conditions will not have an adverse effect on future sales. The Aviation Services Division will continue to be expanded in 1998 to include sales and brokering of twin engine piston and turbine aircraft, in addition to single engine piston aircraft.

PARTS AND MATERIALS AVAILABILITY

Commander Aircraft Company purchases parts and materials from over 100 different suppliers. Though some of these vendors are key to the manufacture of the Company's aircraft, there are no long term commitments or contracts with any suppliers. The Company considers its relationship with its suppliers to be satisfactory and does not anticipate any shortages or interruption to production due to lack of available components on a timely basis.

COMPETITION

Purchasers of high performance aircraft choose among competitive models on the basis of numerous factors, including performance, reliability, price, appearance, quality of service and reputation of the aircraft and the manufacturer. Commander Aircraft Company believes that it can favorably compete with its competitors on the basis of the quality, comfort, and performance of its aircraft, and the quality and scope of the support services the Company provides to its customers. The Company further believes its aircraft are competitively priced and have a number of features, including certification to stricter standards, newer, more attractive design and larger cabin size, which make them competitive with or superior to the single engine, high performance aircraft produced by its four principal competitors: Beech Aircraft Corporation, which suspended production of its F33A Bonanzas in 1994; Mooney Aircraft Corporation, which produces a single engine aircraft that is significantly smaller than the 114B; New Piper Aircraft Corporation, which produces two single engine, six place retractable gear aircraft with similar performance; and Socata whose marketing efforts are, for the most part, focused in Europe and Asia. Each of these competitors has been well established in the general aviation industry for years and may have access to greater resources than are available to the Company.

INSURANCE

The Company carries most types of insurance customary for a manufacturer of general aviation aircraft, including coverage for general liability, property damage, aircraft loss or damage and worker's compensation, but does not carry product liability insurance. There is no assurance that the amount of insurance carried by the Company would be sufficient to protect it fully in the event of a serious accident or liability claim, but the Company believes that the amounts and coverage of its insurance protection are reasonable and appropriate for the Company's business operations. Although highly probable, there is no assurance that such insurance will continue to be available on commercially reasonable terms.

In mid-1994, Congress enacted the General Aviation Revitalization Act, S. 1458, which established an 18-year statute of repose for general aviation aircraft and component manufacturers. This legislation prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action eliminated all Rockwell manufactured Commanders produced in the 1970's from the Company's liability tail. The only aircraft that the Company is responsible for are the model 114B, 114AT and 114TC manufactured from 1992 through the present. At December 31, 1997 this totaled approximately 130 aircraft, which includes 67 aircraft exported from the United States.

Through March 1, 1995, the Company maintained product liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with deductible of $200,000 for aircraft built through March 1, 1995. To date, there has been only one claim filed against the Company with respect to any of the aircraft manufactured by

Rockwell International or any of the new aircraft manufactured by the Company. This action was dismissed by the court in December 1997. Management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining product liability insurance to settle exorbitant claims. As such, the Company elected not to retain product liability insurance coverage commencing March 1, 1995. The Company could be exposed to significant financial risks if losses from product liability were to occur.

The Company does not carry business interruption or key man insurance.

GOVERNMENTAL REGULATION

In order for an aircraft model to be manufactured for sale, the FAA must issue a Type Certificate for the aircraft model and, in order for a particular aircraft to be operated, an Airworthiness Certificate for that aircraft must be issued. The Company was issued a Type Certificate for the Commander 114B in 1992 and a Type Certificate for the Commander 114TC in 1995. The Company owns Type Certificates for all predecessor single engine Commander models. The Company received a Production Certificate from The FAA in 1993, which allows the Company to issue Airworthiness Certificates under authority delegated by the FAA. An Airworthiness Certificate is issued for a particular aircraft when it is certified to have been built in accordance with specifications approved under the Type Certificate for that particular model aircraft. Commander aircraft are certified to FAR 23, Amendment 7 meeting more stringent standards for single engine aircraft than aircraft certified under the older CAR 3 regulation. The following table compares these standards:

 Certification Requirements:                         FAR 23                CAR 3
                                             (THROUGH AMENDMENT 7)
-----------------------------------------------------------------------------------
 Increased gust loading                            50 ft/sec            30 ft/sec
 Fatigue evaluation -                              Fail-safe            Static load
   Wing and associated structures                  Safe life               margin
 Fail-safe elevator control system                     Yes                   No
 Gear and door substantiation under
   all conditions                                      Yes                   No
 Flap actuated aural warning                           Yes                   No
 More stringent usable fuel testing                    Yes                   No
 Non-siphoning fuel caps                               Yes                   No
 Improved accessibility of fuel
   selector switch                                     Yes                   No
 More stringent lightning strike
   analysis                                            Yes                   No

EMPLOYEES

The Company has a total of 79 full-time employees. Commander Aircraft Company believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees are covered by a collective bargaining agreement, and Commander considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company's 103,650 square foot facility, which consists of three buildings constructed in 1981, is located at the Wiley Post Airport in Bethany, Oklahoma. The facility is leased from the Oklahoma City Airport Trust Authority under a lease that expires in October 1998 and is renewable upon mutual agreement. Management believes the lease will be renewed under the renewal option. The Company performs all of its operations and services from this facility. During the past nine years, the Company has improved its facility to assure safety and compliance with environmental laws and regulations.

A summary of lease payments is presented in Note I - Leases, of the Notes to Financial Statements for 1997, which is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS

The Company was not a party to any pending legal proceeding as of March 4, 1998. The company's business activities may from time to time subject it to legal proceedings. See "Insurance" under Part 1, Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED HOLDER MATTERS

The common stock of Commander Aircraft Company, $.50 par value, is traded on the NASDAQ Small-Cap Market (symbol CMDR). This table presents its high and low market prices during the past two years. The Company has never paid dividends in the past, and does not intend to pay dividends in 1998.

                               Quarterly Common Stock Price Ranges
                               ------------------------------------
                                     1997                1996
                               -----------------     --------------
    QUARTER                     HIGH       LOW       HIGH      LOW
    -------                    ------    -------     -----    -----
    1st                        2 3/4     1 3/4       4 1/4    3
    2nd                        2 1/2     1 1/4       4 3/4    2
    3rd                        2 9/16    1 5/8       4 1/2    2 1/2
    4th                        4 7/8     1 13/16     3 1/4    1 3/4

There were 388 holders of the Company's common stock as of April 28, 1997, including shareholders whose shares are held in "street" name.

In February 1997, the company issued 200,000 shares of common stock to a shareholder and its affiliate in exchange for $2,000,000 of notes payable and accrued interest on those notes. In October 1997 the company sold 300,000 shares of common stock to the shareholder and its affiliate for cash in the amount of $10 per share or an aggregate of $3,600,000. The issuance of shares in these transactions was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption in Section 4(2) of the Act for transactions not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for each year in the five year period ended December 31, 1997 have been derived from the Company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                     Year Ended December 31
                                     -------------------------------------------------------
                                          (Amounts in thousands, except per share data)
                                       1997       1996        1995        1994        1993
                                     -------     -------     -------     -------     -------
   OPERATION DATA:

   Net sales                          $8,062      $7,958      $9,398      $7,619      $8,120

   Loss from continuing
     operations and before
     extraordinary item              $(2,140)    $(3,408)    $(2,559)    $(4,976)    $(4,422)

   Extraordinary gain                      -           -           -           -        $601

   Net loss                          $(2,140)    $(3,408)    $(2,559)    $(4,976)    $(3,821)

   Loss per share before
     extraordinary gain                $(.31)      $(.51)      $(.39)      $(.84)      $(.85)

   Loss per share                      $(.31)      $(.51)      $(.39)      $(.84)      $(.74)


   BALANCE SHEET DATA:

   Total assets                      $10,940     $11,060     $14,715     $12,790     $11,712

   Long-term debt                          -      $2,446           -      $5,325      $4,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                                 1997 VS. 1996

Revenues increased slightly more than 1% in 1997 to $8,062,369 from $7,958,138 in 1996, and the net loss from operations was reduced by more than 37% to $2,140,637 in 1997 from $3,408,200 in 1996. Net loss per share decreased to $.31 in 1997 from $.51 in 1996. During 1997 the Company delivered 12 new aircraft and 22 pre-owned or consigned aircraft compared to 15 new aircraft and 18 pre-owned or consigned aircraft in 1996. Overall, 1997 revenues from aircraft sales of $6,860,413 were relatively flat compared to 1996 revenues from aircraft sales of $6,893,896.

Revenues from service and parts increased 13% to $1,201,956 in 1997 from $1,064,242 in 1996. The increase was due to additional pre-owned aircraft serviced by the Company's service facility prior to their resale and an increase in revenues generated by refurbishment of customer-owned aircraft and sub-contracted paint work.

Aircraft cost of sales changed very little, totaling $6,750,525 in 1997 compared to $6,814,750 in 1996, as revenues from aircraft sales remained relatively flat. Cost of sales for service and parts increased approximately 11% in 1997 to $1,025,367 from $921,089 in 1996. The increase in cost was due to the increase in the volume of revenue from service work and parts sales in 1997.

Engineering and product development expenses decreased 13% in 1997 to $316,158 from $363,215 in 1996. Development efforts were limited to routine product improvements and production refinements. The majority of the cost of the Company's de-icing project certification was borne by the equipment supplier.

Sales and marketing expenses were reduced by 40% to $1,483,439 in 1997 from $2,482,025 in 1996. The decrease was accomplished by a consolidation of several sales territories, a reduction in personnel and substantial re-focusing of advertising expenditures. General and administrative expenses decreased to $850,234 in 1997 from $862,788 in 1996. The decrease was due to lower legal expenses as all litigation was brought to a successful conclusion by the end of 1997.

Interest income decreased to $292,949 in 1997 from $377,517 in 1996. The decrease was due to Commander International reducing its note payable to the Company by over $1.1 million during 1997, and payment in full of one of the three remaining notes for retail financing held by the Company. Other income resulting from miscellaneous sales and adjustments totaled $73,848 in 1997 compared to $41,223 in 1996.

Interest expense totaled $131,768 for 1997 compared to $316,913 for 1996. A total of $86,795 interest was recognized on the debentures which were exchanged for equity February 1, 1997 or redeemed October 15, 1997. An additional $34,251 interest expense was incurred on borrowings under the Company's line of credit at Will Rogers Bank. Interest expense for 1996 related to the debentures totaled $275,998 and $40,915 for the bank line at Will Rogers Bank.

                                 1996 VS. 1995

Revenues decreased 15% in 1996 to $7,958,138 from $9,398,077 in 1995, and the net loss from operations increased to $3,408,200 in 1996 from $2,559,289 in 1995. Net loss per share increased to $.51 in 1996 from $.39 in 1995. A total of 15 new aircraft, 13 used aircraft, and 5 consigned aircraft were delivered in 1996 compared to 25 new aircraft and no used aircraft delivered in 1995. Revenues from aircraft sales fell to $6,893,896 in 1996 from $8,398,093 in 1995 as the added sales of used aircraft were not sufficient to offset the decrease in revenues from new aircraft sold.

Revenues from service and parts increased over 6% to $1,064,242 in 1996 from $999,984 in 1995. The increase was attributable, in part, to used aircraft that were refurbished at the Company's factory service center prior to resale.


Aircraft cost of sales decreased 10% in 1996 from 1995 due mainly to the decrease in new aircraft sold. Total aircraft cost of sales for 1996 was $6,814,750 and $7,587,756 for 1995. Due to lower production in volume in 1996 fixed overhead costs increased the average cost of sales per aircraft. Cost of sales for service and parts increased about 9% in 1996 from 1995 due to a 6% increase in revenues and slightly higher operating costs. Service and parts cost of sales increased to $921,089 in 1996 from $848,046 in 1995.

Engineering and product development costs decreased 30% in 1996 to $363,215 from $519,777 in 1995. In 1995 the Company invested a substantial amount of engineering and product development in the certification process for the Commander 114TC.

Sales and marketing expenses increased approximately 9% to $2,482,025 in 1996 from $2,274,263 in 1995. The increase was due to the expansion of field sales offices in 1996. General and administrative expenses decreased 2% to $862,788 in 1996 from $880,849 in 1995. This reduction was a result of decreased expenses for salaries, benefits and accounting services.

Interest income decreased to $377,157 in 1996 from $399,170 in 1995. Income from the note receivable from Commander International totaled $309,195 in 1996 compared to $281,972 in 1995. Interest income from notes receivable on aircraft decreased to $59,614 in 1996 from $101,026 in 1995 because two of the five aircraft financed by the Company were paid in full in January 1996. Interest earned on bank balances and other deposits totaled $8,708 in 1996 compared to $16,172 in 1995. Other income from miscellaneous sales in 1996 totaled $41,223 compared to $110,436 in 1995. A one time credit for a prior year expense increased the amount of other income in 1995.

Interest expense totaled $316,913 for 1996 compared to $164,488 for 1995. Interest expense of $275,998 related to debentures is included although payment of $70,382 was waived when the debentures were exchanged for equity February 1, 1997. An additional $40,915 of interest expense was incurred in 1996 on borrowings under the Company's line of credit at Will Rogers Bank. Other expenses totaled $24,298 for 1996 compared to $191,793 in 1995. Other costs for 1995 included costs and reserves for litigation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $2,189,711 during 1997 primarily due to the equity investment made in October 1997 by the Company's majority shareholder, which purchased 360,000 shares of newly issued Common Stock for $3,600,000. The Company used $900,000 to redeem notes payable to the shareholder and approximately $600,000 to repay bank credit lines. The balance increased the company's cash reserves. Total notes receivable decreased $1,363,557 reflecting the payments made by Commander International during 1997 and the payoff of one of the three remaining aircraft that the Company had financed. Inventories decreased $969,191 from December 31, 1996 to December 31, 1997 due mainly to reductions in raw material, purchased parts and work in process. Accounts payable were reduced to $270,254 at December 31, 1997 from $507,644 at December 31, 1996. Accrued expenses and deposits decreased to $388,125 by the end of 1997 from $674,564 at the end of 1996 due primarily to a reduction in accrued property taxes, litigation costs, and accrued expenses related to the Company's 401k program. Finished aircraft inventory at December 31, 1997 consisted of four new demonstrator aircraft. Four pre-owned aircraft were on hand December 31, 1997, one of which was being used as a demonstrator aircraft.

Capital expenditures totaled $23,386 in 1997 for office equipment, computers and various tooling purchased or manufactured during the year. Disposals or sales of capital equipment totaled $76,850 in 1997. One aircraft, carried as a fixed asset, was sold in 1997.

During 1996 and 1995 the Company entered into various note agreements with the majority shareholder and affiliates of this shareholder. The initial maturity date of these notes was extended from June 30, 1996 to June 30, 1997. At December 31, 1996 the

Company owed $2,800,000 to the majority shareholder and affiliates for these 10% interest, unsecured notes. Effective February 1, 1997 the Company accepted an offer from the majority shareholder and affiliates to exchange $2,000,000 of these notes, along with accrued interest, for 200,000 shares of common stock. An additional $100,000 note was issued to the related party in January 1997.

On October 15, 1997, the Board of Directors authorized the issuance and sale of 360,000 shares of the Company's common stock to KuwAm Corporation and its partners, at a price of $10.00 per share. The $3,600,000 equity investment allowed the Company to repay all bank debt ant redeem the remaining $900,000 of 10% demand notes, leaving the Company virtually debt free at December 31, 1997. The balance of the proceeds will be used to expand the Company's Aviation Services Division.

The Company maintains a line of credit with a local bank in the amount of $600,000. At December 31, 1997 borrowings under this line totaled $102,000. The revolving notes bear interest at 9.25% and are secured by aircraft. The notes mature April 5, 1998, and have been classified as long-term debt at December 31, 1997. Management expects the line of credit to be extended for at least one year.

The Company has financed its cash needs since inception with debt, private investor capital, proceeds from an initial public offering and from subsequent stock issuances. The Company plans to use a portion of the balance of cash remaining from the stock sale to fund expansion of the newly formed Aviation Services Division in 1998 and to provide funds if cash requirements exceed income. Management does not believe additional outside funding will be required in 1998. A more detailed discussion of the Company's plans to maintain liquidity for 1998, are included in Note O - Management Plans, of the Notes to Financial Statements for 1997.

MANAGEMENT PLANS

The Company has had losses and net cash outflows since its inception, and its independent public accountants have indicated that there is doubt about its ability to continue as a going concern. In 1997, management implemented plans to improve the Company's operational performance and liquidity and capital resources. The principal elements of these plans are (i) to expand its Aviation Services Division, which purchases, refurbishes, and sells pre-owned aircraft; (ii) offer additional options on its new aircraft; (iii) reduce inventory costs through just-in-time production scheduling; and (iv) reduce marketing expenses through more focused advertising and implementation of a more efficient marketing organization. In addition, in October 1997, the company's majority shareholder and affiliates purchased 360,000 newly issued shares of common stock for $3,600,000. The Company used approximately $1,500,000 of the proceeds to repay debt, leaving it virtually debt free, and the balance is available for working capital requirements and to fund the expansion of the Aviation Services Division. For additional information concerning management's plans, see Note O - Management Plans of Notes to Financial Statements.

INFLATION

Management believes that the overall effect of inflation on the Company's costs of materials and supplies has been minimal. For each of the past five years, cost of sales was virtually the same as it would have been on a current cost basis. The Company uses a moving average cost for inventory valuation and cost changes are not readily recognized in the short-term.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data:

                                                                          Page
                                                                          ----
          Report of Independent Certified Public Accountants               14

          Financial Statements:

               Balance Sheets December 31, 1997 and 1996                   15

               Statements of Operations for the years ended                17
                December 31, 1997, 1996 and 1995

               Statement of  Stockholder's Equity for the                  18
                years ended December 31, 1997, 1996 and 1995

               Statements of Cash Flows for the years ended                19
                December 31, 1997, 1996 and 1995

               Notes to Financial Statements                               20

          Supplementary Financial Data:

               Selected Quarterly Financial Data for the years ended
                December 31, 1997 and 1996 (unaudited)                     31

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders
Commander Aircraft Company

We have audited the accompanying balance sheets of Commander Aircraft Company (a Virginia corporation), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commander Aircraft Company, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 6, 1998

                          COMMANDER AIRCRAFT COMPANY

                                BALANCE SHEETS

                                 December 31,

                    ASSETS                                     1997           1996
                                                           -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                                $ 1,022,024     $    78,911
  Certificates of deposit                                    1,224,845         118,392
  Accounts receivable                                          342,917          23,438
  Current portion of notes receivable from related party       996,971       1,560,000
  Current portion of notes receivable                           55,269          60,077
  Inventories                                                5,610,129       6,579,320
  Prepaid expenses and other assets                            203,815          69,157
                                                           -----------     -----------
      Total current assets                                   9,455,970       8,489,295

PROPERTY AND EQUIPMENT - AT COST
  Office equipment and furniture                               296,729         284,054
  Vehicles and aircraft                                         84,021         422,099
  Manufacturing equipment                                      354,837         354,837
  Tooling                                                      518,648         515,299
  Leasehold improvements                                       237,161         232,073
                                                           -----------     -----------
                                                             1,491,396       1,808,362
      Less accumulated depreciation                            777,940         803,356
                                                           -----------     -----------
                                                               713,456       1,005,006
OTHER ASSETS
  Notes receivable from related party, less current
    maturities                                                 500,000       1,088,181
  Notes receivable, less current maturities                    270,105         477,647
                                                           -----------     -----------
                                                               770,105       1,565,828
                                                           -----------     -----------
                                                           $10,939,531     $11,060,129
                                                           -----------     -----------
                                                           -----------     -----------

           The accompanying notes are an integral part of these statements.


       LIABILITIES AND STOCKHOLDERS' EQUITY                   1997            1996
                                                          ------------    ------------
CURRENT LIABILITIES
  Accounts payable                                        $    270,254    $    507,644

  Accrued expenses                                             312,945         664,584
  Refundable deposits                                           75,180           9,980
  Current portion of long-term debt                            102,000               -
  Notes payable - related parties                                    -         800,000
                                                          ------------    ------------
      Total current liabilities                                760,379       1,982,208

LONG-TERM DEBT, less current portion                                 -         445,500

NOTES PAYABLE - RELATED PARTIES                                      -       2,000,000

COMMITMENTS AND CONTINGENCIES                                        -               -

STOCKHOLDERS' EQUITY
  Common stock - $.50 par value; authorized, 10,000,000
    shares; issued and outstanding, 7,280,548 shares in
    1997 and 6,720,548 shares in 1996                        3,640,274       3,360,274
  Additional paid-in capital                                37,178,230      31,770,862
  Accumulated deficit                                      (30,639,352)    (28,498,715)
                                                          ------------    ------------
                                                            10,179,152       6,632,421
                                                           -----------     -----------
                                                          $ 10,939,531    $ 11,060,129
                                                          ------------    ------------
                                                          ------------    ------------

                          COMMANDER AIRCRAFT COMPANY

                           STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                     1997          1996           1995
                                                 -----------    -----------    -----------
NET SALES
  Aircraft                                       $ 6,860,413   $  6,893,896    $ 5,554,766
  Related parties - aircraft                               -              -      2,843,327
  Service                                          1,201,956      1,064,242        999,984
                                                 -----------    -----------    -----------
                                                   8,062,369      7,958,138      9,398,077

COST OF SALES
  Aircraft                                         6,750,525      6,814,750      7,587,756
  Service                                          1,025,367        921,089        848,046
                                                 -----------    -----------    -----------
                                                   7,775,892      7,735,839      8,435,802
                                                 -----------    -----------    -----------
      Gross margin                                   286,477        222,299        962,275

OTHER OPERATING EXPENSES
  Product development and engineering costs          316,158        363,215        519,777
  Selling, general, and administrative expenses    2,333,673      3,344,813      3,155,112
                                                 -----------    -----------    -----------
                                                   2,649,831      3,708,028      3,674,889
                                                 -----------    -----------    -----------
      Operating loss                              (2,363,354)    (3,485,729)    (2,712,614)

OTHER INCOME (EXPENSES)
  Interest income                                    292,949        377,517        399,170
  Other income                                        73,848         41,223        110,436
  Interest expense                                  (131,768)      (316,913)      (164,488)
  Other expense                                      (12,312)       (24,298)      (191,793)
                                                 -----------    -----------    -----------
                                                     222,717         77,529        153,325
                                                 -----------    -----------    -----------
      NET LOSS                                   $(2,140,637)   $(3,408,200)   $(2,559,289)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------
BASIC AND DILUTED LOSS PER SHARE
  Weighted average common shares outstanding       6,980,494      6,720,548      6,580,037
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------
  Loss per share                                 $      (.31)   $      (.51)   $      (.39)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

The accompanying notes are an integral part of these statements.

                          COMMANDER AIRCRAFT COMPANY

                       STATEMENT OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1997, 1996, and 1995

                                            Common Stock         Additional                      Total
                                       -----------------------     Paid-In     Accumulated    Stockholders'
                                        Shares        Amount       Capital       Deficit         Equity
                                       ---------    ----------   -----------   ------------    -----------
Balance at January 1, 1995             6,009,215    $3,004,608   $25,393,098   $(22,531,226)   $ 5,866,480

Exchange of subordinated debt for
  common stock                           640,000       320,000     6,186,764              -      6,506,764

Exercise of warrants                      71,333        35,666       191,000              -        226,666

Net loss                                       -             -             -     (2,559,289)    (2,559,289)
                                       ---------    ----------   -----------   ------------    -----------
Balance at December 31, 1995           6,720,548     3,360,274    31,770,862    (25,090,515)    10,040,621

Net loss                                       -             -             -     (3,408,200)    (3,408,200)
                                       ---------    ----------   -----------   ------------    -----------
Balance at December 31, 1996           6,720,548     3,360,274    31,770,862    (28,498,715)     6,632,421

Exchange of notes payable for
  common stock                           200,000       100,000     1,987,368              -      2,087,368

Sale of common stock                     360,000       180,000     3,420,000              -      3,600,000

Net loss                                       -             -             -     (2,140,637)    (2,140,637)
                                       ---------    ----------   -----------   ------------    -----------
Balance at December 31, 1997           7,280,548    $3,640,274   $37,178,230   $(30,639,352)   $10,179,152
                                       ---------    ----------   -----------   ------------    -----------
                                       ---------    ----------   -----------   ------------    -----------

         The accompanying notes are an integral part of these statements.

                          COMMANDER AIRCRAFT COMPANY

                           STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                           1997           1996           1995
                                                        -----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net loss                                               $(2,140,637)   $(3,408,200)   $(2,559,289)
   Adjustments to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization                            101,853        165,523        190,603
   Sale of aircraft and parts on notes receivable           (73,352)       (97,820)    (3,816,636)
   Receipts on aircraft notes receivable                    952,147      2,485,324      1,595,666
   (Gain) loss on retirement of property and equipment       (8,425)         3,542         22,034
   Changes in assets and liabilities
     (Increase) decrease in
       Accounts receivable                                 (319,479)       243,794       (159,163)
       Inventories                                        1,697,969        851,524        290,054
       Prepaid expenses and other assets                   (199,893)        97,391        139,480
     Increase (decrease) in
       Accounts payable                                    (237,390)      (850,016)       345,445
       Accrued expenses                                    (264,271)      (174,458)       426,323
       Refundable deposits                                   65,200        (17,820)       (38,900)
                                                        -----------    -----------    -----------
       Net cash used in operating activities               (426,278)      (701,216)    (3,564,383)

Cash flows from investing activities
 Change in short-term investments                        (1,106,453)       (94,541)       (23,851)
 Capital expenditures                                       (23,356)       (43,572)       (63,490)
 Proceeds on sales of property and equipment                 42,700          8,000              -
                                                        -----------    -----------    -----------
       Net cash used in investing activities             (1,087,109)      (130,113)       (87,341)

Cash flows from financing activities
 Proceeds from borrowings                                   645,000      1,645,600      3,865,000
 Payments on borrowings                                  (1,788,500)      (850,100)      (340,000)
 Proceeds from sale of stock                              3,600,000              -              -
 Proceeds from exercise of warrants                               -              -        226,666
                                                        -----------    -----------    -----------
       Net cash provided by financing activities          2,456,500        795,500      3,751,666
                                                        -----------    -----------    -----------
       NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                943,113        (35,829)        99,942

Cash and cash equivalents at beginning of year               78,911        114,740         14,798
                                                        -----------    -----------    -----------

Cash and cash equivalents at end of year                $ 1,022,024    $    78,911    $   114,740
                                                        -----------    -----------    -----------
                                                        -----------    -----------    -----------

CASH PAID DURING THE YEAR FOR:

 Interest                                               $   104,666    $   277,690    $   133,145
 Income taxes                                                   -                -              -


NONCASH INVESTING AND FINANCING ACTIVITIES:

1997
 Transfer of aircraft with a net book value of $178,778 from property and equipment to inventory and exchange of $484,765 in notes receivable and $65,235 in accrued interest receivable from related party for used aircraft inventory. Exchange of $2,000,000 in notes payable and $87,368 in accrued interest for 200,000 shares of common stock.
1995
 Exchange of $6,400,000 in subordinated debentures and $106,764 in accrued interest for 640,000 shares of common stock.

       The accompanying notes are an integral part of these statements.

                          COMMANDER AIRCRAFT COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

NOTE A - ORGANIZATION AND OPERATIONS

   Commander Aircraft Company (the "Company") was incorporated June 22, 1988 under the laws of the Commonwealth of Virginia. The Company manufactures, markets, and provides support services for single engine, high performance Commander aircraft.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1. CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 1997, the Company has approximately $2,116,000 on deposit at one financial institution.

   2. REVENUE RECOGNITION

   Sales of aircraft are recognized upon execution and funding of the purchase agreement by the buyer which occurs after the Company receives the airworthiness certificate from the Federal Aviation Administration ("FAA") and for financed aircraft sales when it has been determined that the buyer's initial and continuing investments in the aircraft are adequate to demonstrate a commitment to pay. Sales of used aircraft are recognized upon execution and funding of the purchase agreement. Service revenue is recognized when the services are performed and billable.

   3. INVENTORIES

   Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than used aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Used aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at December 31 were as follows:

                                                          1997          1996
                                                       ----------    ----------
   Raw materials                                       $2,901,798    $3,119,766
   Work in process                                        819,442     1,307,505
   Demonstration aircraft                               1,132,713     1,342,941
   Used aircraft                                          756,176       809,108
                                                       ----------    ----------
                                                       $5,610,129    $6,579,320
                                                       ----------    ----------
                                                       ----------    ----------

                          COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

   4.  PROPERTY AND EQUIPMENT

   Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over estimated useful lives ranging from three to fifteen years.

   5.  INCOME TAXES

   Deferred income taxes are provided on carryforwards and on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets and liabilities are determined by applying the presently enacted tax rates and laws.

   The Company provides for a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

   6.  REFUNDABLE DEPOSITS

   Refundable deposits consist of payments made by customers prior to having repairs performed on their aircraft and deposits on aircraft sold. These deposits are recognized as revenue in the period the services are completed or the aircraft sale is recognized.

   7. PREPAID ADVERTISING AND ADVERTISING COSTS

   The Company expenses the cost of advertising as incurred, except for prepaid advertising. Prepaid advertising consists of costs for future magazine advertisement. These costs are expensed when the advertisements are published. Advertising expense for the years ended December 31, 1997, 1996, and 1995 was approximately $390,000, $1,058,000, and
   $981,000, respectively.

   8.  LOSS PER SHARE

   Basic loss per share has been computed on the basis of the weighted average shares outstanding during each period. Diluted loss per share is the same as basic loss per share because assumed exercise of options and warrants (Note H) would be antidilutive.

   9.  USE OF ESTIMATES

   In preparing the Company's financial statements, management makes estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

                          COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

   10. ADOPTION OF ACCOUNTING STANDARDS

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, upon applying the provisions of SFAS No. 121, the Company determined that no impairment loss need be recognized for applicable assets of continuing operations.

   The Company adopted SFAS No. 128, EARNINGS PER SHARE, during the year ended December 31, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share as defined. All loss per share amounts have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

   NOTE C - NOTES RECEIVABLE

   From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. The notes range in length up to ten years with the average being approximately eight years and bear interest at rates up to 10.5%.

   A summary of such notes receivable as of December 31 is as follows:

                                                       1997          1996
                                                     --------      --------
       Amounts due within one year                   $ 55,269      $ 60,077
       Amounts due after one year                     270,105       477,647
                                                     --------      --------

         Total notes receivable                      $325,374      $537,724
                                                     --------      --------
                                                     --------      --------

   NOTE D - SUBORDINATED DEBT

   During 1995, the Company issued subordinated debt totaling $675,000 and $400,000 to its majority stockholder and an affiliate of this stockholder, respectively. In March 1995, the Board of Directors of the Company voted to accept the stockholders' offers to exchange $5,325,000 of subordinated debt outstanding at December 31, 1994 and $1,075,000 of subordinated debt issued from January 1, 1995 through March 6, 1995 for common stock at approximately $10 per share. The repayment of accrued interest of approximately $107,000 was waived. Effective March 7, 1995, the stockholder and its affiliate exchanged $4,900,000 and $1,500,000, respectively, of subordinated debt for a total of 640,000 shares of common stock at $10 per share.

                          COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996

NOTE E - NOTES PAYABLE - RELATED PARTIES

 During 1996, the Company entered into various note agreements with its majority stockholder and affiliates of this stockholder. These uncollateralized notes bear interest at 10%, payable quarterly, in arrears, with all unpaid principal and interest due at maturity.
 Accrued interest payable on these notes totaled $70,383 at December 31, 1996.

 In January 1997, the Board of Directors of the Company voted to accept the stockholders' offer to exchange $2,000,000 of outstanding notes payable for common stock at approximately $10 per share. The repayment of accrued interest of approximately $87,000 was waived. Effective February 1, 1997, the stockholder and its affiliate exchanged $1,450,000 and $550,000, respectively, of notes payable for a total of 200,000 shares of common stock at $10 per share.

NOTE F - LONG-TERM DEBT

 At December 31, 1997, the Company had outstanding revolving notes payable to bank bearing interest at 9.25% with interest payable monthly and principal due in full on March 5, 1998. The notes are secured by aircraft.

 Following is a summary of long-term debt at December 31:

                                                  1997       1996
                                                --------   --------
 Long-term debt                                 $102,000   $445,500
 Less current maturities                         102,000          -
                                                --------   --------
                                                $      -   $445,500
                                                --------   --------
                                                --------   --------

NOTE G - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1997 and 1996 as required by SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. Such information, which pertains to the Company's financial instruments, is based upon the requirements of SFAS No. 107 and does not purport to represent the aggregate net fair value of the
 Company:

   CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT. The balance sheet carrying amounts of cash and cash equivalents and certificates of deposit approximate fair values of such assets.

   NOTES RECEIVABLE. The fair values of notes receivable are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   NOTES RECEIVABLE FROM RELATED PARTY. Because of the related party nature of these receivables and the uncertainty of the timing of ultimate collection, it is not practicable to estimate the fair value.

   NOTES PAYABLE - RELATED PARTIES. Because of the related party nature, it is not practicable to estimate the fair value.

                          COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996

NOTE G - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

   LONG-TERM DEBT. The fair value of long-term debt is the discounted amount of future cash flows using the Company's incremental rate of borrowing for similar liabilities.

 All of the Company's financial instruments are for purposes other than trading.

                                                     1997                        1996
                                           -----------------------    -----------------------
                                            Carrying       Fair         Carrying      Fair
                                             Amount        Value         Amount       Value
                                           ----------   ----------    -----------   ---------
    Cash and cash equivalents              $1,022,024   $1,022,024    $    78,911   $  78,911
    Certificates of deposit                 1,224,845    1,224,845        118,392     118,392
    Notes receivable                          325,374      324,064        537,724     535,583
    Notes receivable from related party     1,496,971            -      2,648,181           -
    Notes payable - related parties                 -            -     (2,800,000)          -
    Long-term debt                           (102,000)    (102,000)      (445,500)   (404,546)

NOTE H - STOCK OPTION PLANS

 In December 1993, the Company approved a stock option plan for issuance of up to 300,000 shares of stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance under this plan was increased to 500,000 during 1995 and 800,000 during 1996. The stock option plan also provides for automatic grants of options to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 1997, approximately 109,000 shares remain to be granted under the plan. The stock warrants and options generally vest ratably over a three-year period.

 The Company uses the intrinsic value method to account for its warrants and stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the warrants and options issued. Had compensation cost been determined based on the fair value of the warrants and options at the grant dates, the Company's net loss and loss per share would have been increased to the pro forma amounts for the years ended as indicated below.

                                    1997           1996           1995
                                 -----------    -----------    -----------
 Net loss
  As reported                    $(2,140,637)   $(3,408,200)   $(2,559,289)
  Pro forma                      $(2,362,514)   $(3,569,838)   $(2,626,320)

 Loss per share
  As reported                        $  (.31)       $  (.51)       $  (.39)
  Pro forma                          $  (.34)       $  (.53)       $  (.40)

                          COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996

NOTE H - STOCK OPTION PLANS - CONTINUED

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: no expected dividends; expected volatility of 64%, 60%, and 68%; risk-free interest rate of 5.9%, 6.2%, and 5.9%; and expected lives of five years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's warrants and stock option plan as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below.

                                                1997                1996                 1995
                                         ------------------   ------------------    -----------------
                                                   Weighted             Weighted             Weighted
                                                    average              average              average
                                                   exercise             exercise             exercise
                                         Shares      Price     Shares     Price     Shares     Price
                                         -------   --------   --------  --------   --------  --------
  Outstanding at beginning of year       510,500     $4.21     463,833    $4.40     491,000    $4.12
  Granted                                206,850     $2.28     190,000    $3.78     246,500    $4.62
  Exercised                                    -      -              -        -     (71,333)   $3.18
  Forfeited                              (26,001)    $4.73    (143,333)   $4.09    (202,334)   $4.30
                                         -------              --------             --------
  Outstanding at end of year             691,349     $3.65     510,500    $4.21     463,833    $4.40
                                         -------              --------             --------
                                         -------              --------             --------
  Options exercisable at year end        304,327     $4.37     165,504    $4.56     138,668    $4.40
  Weighted average fair value of
   options granted during the year                   $1.33                $1.91                $2.34

                          COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996

NOTE H - STOCK OPTION PLANS - CONTINUED

The following table summarizes information about fixed-price warrants and stock options outstanding at December 31, 1997:

                                       Options Outstanding           Options Exercisable
                               -----------------------------------  ----------------------
                                              Weighted-
                                               average    Weighted-              Weighted-
                                 Number       remaining    average    Number      average
                               outstanding   contractual  exercise  exercisable  exercise
                               at 12/31/97      life        price   at 12/31/97   price
                               -----------   -----------  --------  -----------  ---------
 Range of exercise prices
  $1.94 to $2.75                  266,850    3.41 years     $2.27      20,001     $2.25
  $2.76 to $4.00                   63,000    2.96 years     $3.33      40,999     $3.27
  $4.01 to $5.25                  361,499    1.98 years     $4.73     243,327     $4.72
                                  -------                             -------
  $1.94 to $5.25                  691,349                             304,327
                                  -------                             -------
                                  -------                             -------

NOTE I - LEASES

The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 1999. Rental expense under these leases was approximately $256,000, $243,000, and $230,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The future annual minimum lease payments under these leases at December 31, 1997 are as follows:

 Year ending December 31
          1998                                 $221,680
          1999                                   11,715
                                               --------
 Total future minimum lease payments           $233,395
                                               --------
                                               --------

The initial term of the lease for office space, hangar space, and its manufacturing and service facility expires in October 1998 and is renewable subject to mutually agreeable terms with the lessee.
Management believes the lease will be renewed under the renewal option.

                        COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996


NOTE J - SIGNIFICANT CUSTOMERS

   The geographic sales of the Company's new aircraft are as follows:

                          1997                  1996                  1995
                   -------------------   -------------------   --------------------
                   Number     Amount     Number     Amount     Number      Amount
                   ------     ------     ------     ------     ------      ------
  United States      12     $4,583,063      9     $3,349,046     14      $4,630,246
  Europe              -         -           3        991,683      2         651,820
  Middle East         -         -           3        901,000      8       2,843,327
  Asia                -         -           -          -          1         272,700

The Company's 1997 used aircraft sold in the United States and Europe were 13 and 2, respectively, totaling $1,876,350 and $401,000, respectively. During 1996, all used aircraft were sold in the United States for a total of $1,652,167.

   During 1996, 12% and 11% of the Company's revenues represented sales to two international customers. During 1995, 32% of the Company's revenues represented sales to a related party (see Note K).

NOTE K - RELATED PARTY TRANSACTIONS

   During 1995, the Company sold eight planes totaling approximately $2,840,000 with a gross margin of approximately $750,000, either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service Representative owned by the director. These aircraft were purchased with a line of credit which, during 1995, was increased to $5,000,000. During 1996, the Company received cash payments of approximately $1,663,000 and extended financing of approximately $88,000 on spare parts sold to related parties under this line of credit. During 1997, the Company received cash payments of approximately $845,000. The Company also received two aircraft in exchange for credits applied to the note receivable and accrued interest receivable of approximately $550,000. The Company extended financing of approximately $57,000 on spare parts sold to related parties under this line of credit. During 1997, the due date was extended to June 30, 1998. It is management's intention to extend the due date at maturity, therefore, the unpaid portion of $500,000 to be extended is reflected as a long-term receivable at December 31, 1997. The line of credit bears interest at 1% over the Morgan Guaranty of New York prime rate (9.5% at December 31, 1997), payable quarterly, in arrears. Accrued interest receivable under this line of credit agreement totaled $22,205 and $2,684 as of December 31, 1997 and 1996, respectively. The outstanding balance under this line of credit was approximately $1,497,000 and $2,648,000 at December 31, 1997 and 1996, respectively. Interest income under this line of credit was approximately $207,000, $309,000, and $282,000 for 1997, 1996, and 1995, respectively.

   The chairman of the Board of Directors of the Company is also a stockholder, director, and the Managing Director of the corporate general partner of the Company's majority stockholder.

                         COMMANDER AIRCRAFT COMPANY

                          December 31, 1997 and 1996


NOTE L - INCOME TAXES

   No current tax provisions have been recognized in the accompanying statements of operations given the operating losses incurred.

   Components of the net deferred tax assets at December 31 are as follows:

                                                          1997            1996
                                                      ------------    -----------
   Deferred tax assets (liabilities)
    Inventories                                       $    212,000    $   226,000
    Depreciation and amortization                         (181,000)      (170,000)
    Accrued liabilities                                     78,000        113,000
    Net operating loss carryforwards                    10,481,000      9,661,000
                                                      ------------    -----------
                                                        10,590,000      9,830,000
   Valuation allowance                                 (10,590,000)    (9,830,000)
                                                      ------------    -----------

     Total deferred tax assets                        $          -    $         -
                                                      ------------    -----------
                                                      ------------    -----------

   The Company's net operating loss carryforwards will expire as follows:

          December 31
            2004                             $   220,657
            2005                               3,196,640
            2006                                  17,434
            2007                               6,466,819
            2008                               3,982,473
            2009                               4,523,401
            2010                               2,279,486
            2011                               3,445,366
            2012                               2,070,619
                                             -----------

   Total net operating loss carryforwards    $26,202,895
                                             -----------
                                             -----------

NOTE M - COMMITMENTS AND CONTINGENCIES

   The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA which delegates to the Company the inspection of each aircraft. The sale of the Company's product internationally is subject to regulation by comparable agencies in foreign countries. Management believes there is no litigation outstanding which would have a material adverse effect on the financial position or operations of the Company.

                         COMMANDER AIRCRAFT COMPANY

                           December 31, 1997 and 1996

        NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company faces the inherent business risk of exposure to product liability claims. In 1988, the Company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an eighteen-year statute of repose for general aviation aircraft manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than eighteen years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s as of December 31, 1997. The Company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

        NOTE N - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, additional contributions may be made at the Company's discretion. Expense under the plan was $43,550, $45,304, and $40,210 for 1997, 1996, and 1995,
respectively.

The Company has a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provides for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Employee and Company contributions are determined by the Company from time to time based on the amounts of claims and other expenses incurred. The plan has certain stop-loss coverage under an insurance policy that provides for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provides an aggregate monthly stop-loss for the plan based on number of covered persons. Expense under the plan was approximately $142,000, $125,000, and $161,000 for 1997, 1996, and 1995, respectively.

        NOTE O - MANAGEMENT PLANS

The Company has experienced recurring losses and net cash outflows from operations since its inception. Since inception, the Company has financed its cash needs with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. During 1997, the Company implemented plans to improve its liquidity and capital and its operational performance.

Management believes the reduction in net loss and the net cash used in operating activities is attributable to the plans implemented in late 1996 and 1997 to provide new operating revenues for the Company. The Company created the Aviation Services Division ("ASD") to sell pre-owned aircraft, provide commissions from aircraft brokerage services, and market refurbishment capabilities. During 1997, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and, in most cases, refurbish and resell the aircraft at a reasonable profit.
Revenue from sales of pre-owned aircraft increased by 38% in 1997 and revenues from refurbishment and service increased over 12%. Management expects this trend to continue in 1998 as booked orders for both new and pre-owned aircraft for the first quarter are showing substantial improvement over the same period in 1997. The Company will pursue additional opportunities to take advantage of its factory facilities to offer upgrades to existing aircraft owners for new paint, interior, and equipment.

                         COMMANDER AIRCRAFT COMPANY

                         December 31, 1997 and 1996


NOTE O - MANAGEMENT PLANS - CONTINUED

    The Company introduced a new de-icing option for which it expects to receive certification during March 1998 from the FAA, allowing aircraft so equipped to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition. A number of other improvements and new options will be offered on 1998 models.

    In addition to the above actions to increase revenue, the Company has made efforts to reduce costs and cash requirements by optimizing its production schedule using just-in-time scheduling, thereby decreasing inventories to their lowest levels since production commenced in 1991. Management has reduced the costs incurred to advertise new aircraft by focusing the advertising efforts at a specific customer profile. Further reducing selling expenses, the Company completed a consolidation of sales territories which significantly lowered the fixed costs of sales and marketing without reducing the number of direct contacts with qualified customers.

    The Company's liquidity was improved with the sale of 360,000 shares of common stock to its majority shareholder and affiliates for $3,600,000. The Company used approximately $1,500,000 of the $3,600,000 proceeds to repay 10% demand notes and other debt. The balance of the proceeds is still on hand to be used to continue expansion of the ASD. The Company also believes the note receivable from related party which was reduced by approximately $1,100,000 in 1997 will also provide significant cash sources during 1998. Because of the increase in liquidity and other improvements to operations, management believes that the Company will not require additional borrowings during 1998 to fund operations. Although the majority shareholder, who has invested over $26 million in the Company, will probably continue to fund cash needs of the Company if required, there can be no assurance that this funding will continue.

    The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing and attain profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Although management believes that it has made significant progress in 1997 by widening its product line to include the ASD, improving its products, decreasing sales and marketing expenses, and reducing debt and related interest expense and it is reasonable to expect the Company to improve revenues, reduce costs, and improve operating results and cash flow in 1998, there can be no assurance that these results can be achieved.

                         COMMANDER AIRCRAFT COMPANY



                        COMMANDER AIRCRAFT COMPANY
                     SELECTED QUARTERLY FINANCIAL DATA
                                (unaudited)

                                                            Three Months Ended
                                        ---------------------------------------------------------
                                         MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1997           1997           1997            1997
                                        ----------     ----------    -------------   ------------
Net Sales                               $1,074,409     $1,984,776     $2,970,196      $2,032,988

Net loss                                $ (789,952)    $ (559,867)    $ (393,107)     $ (397,711)

Loss per share                              $(0.12)        $(0.08)        $(0.06)         $(0.06)

Weighted average shares outstanding      6,851,659      6,920,548      6,920,548       7,221,852



                                         MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1996           1996           1996            1996
                                        ----------     ----------    -------------   ------------
Net Sales                               $1,462,930     $2,854,804     $2,131,648      $1,508,756

Net loss                                $ (994,449)    $ (899,650)    $ (698,280)     $ (815,821)

Loss per share                              $(0.15)        $(0.13)        $(0.10)         $(0.12)

Weighted average shares outstanding      6,720,548      6,720,548      6,720,548       6,720,548


Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no Form 8-K filings in fiscal year ended December 31, 1997 and there were no changes in or disagreements with accountants on accounting and financial disclosure in 1997.
                                   PART III

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 1998 Annual Meeting of Shareholders, and the information included therein is incorporated by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding directors of the Registrant required by this item is incorporated herein by reference form the Company's 1998 Proxy Statement under the caption "Election of Directors - Nominees".

The information regarding executive officers of the Company required by this item appearing in the Company's 1998 Proxy Statement under the caption "Election of Directors - Other Officers" is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appearing in the Company's 1998 Proxy Statement under the captions "Election of Directors - Director Compensation" and "Executive Compensation" is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appearing in the Company's 1998 Proxy Statement under the caption "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note E - Notes Payable Related Parties and Note K - Related Party Transactions, of the Notes to Financial Statements for 1997 are hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K:

                                                                               PAGE
                                                                               ----
(a)  (1) The following financial statements are included in Part II Item 8:

              Report of Independent Certified  Public Accountants               14

              Financial Statements:
                Balance Sheets December 31, 1997 and 1996                       15

                Statements of Operations for the years ended December 31,
                  1997, 1996 and 1995                                           17

                Statement of Stockholders' Equity for the years ended
                  1997, 1996 and 1995                                           18

                Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                              19

                Notes to Financial Statements                                   20

     (2) The following financial schedule for the years 1997, 1996 and 1995 is submitted herewith:

         Selected Quarterly Financial Data for the years ended
           December 31, 1997 and 1996 (unaudited)                               31

         All other schedules are omitted because they are not applicable or the required information has been presented in the financial statements or notes thereto.

     (3) Exhibits included are hereby incorporated by reference to the
           Exhibit Index, page 34 of this report.

                               INDEX OF EXHIBITS


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.1 Amended and Restated Articles of Incorporation of Commander Aircraft Company and all amendments to date. This exhibit is incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

3.2 Bylaws of Commander Aircraft Company. This exhibit is incorporated by reference to Exhibit 3.2 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-591280).

4.1(a) Articles of Amended and Restated Articles of Incorporation, as amended describing the Common Stock (included in Exhibit 3.1). This exhibit is incorporated by reference to Exhibit 4.1(a) of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

   (b)   Form of Commander Aircraft Company Common Stock Certificate.  This
         exhibit is incorporated by reference to Exhibit 4.1(b) of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.1 Federal Aviation Administration ("FAA") Type Certificates issued to Commander Aircraft Company (the "Company") for models 112, 114, 112TC, 112B, 112TCA 114A, and 114B. This exhibit is incorporated by reference to Exhibit 10.1 of the Registrant's Form S-1 filed March 4, 1993
         (Reg. No. 33-59128).

10.2     FAA Repair Station Air Agency Certificate issued to the Company.  This exhibit is incorporated by reference to Exhibit 10.2 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.3 Lease and operations Agreement between the Company and the Trustees of the Oklahoma City Airport Trust dated August 9, 1988, as amended by the Supplemental Agreement No. 1 dated December 18, 1991, and the Supplemental Agreement No. 2 dated April 2, 1992. This exhibit is incorporated by reference to Exhibit 10.19 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.4 Textron Lycoming Finance Plan No. 1 between Textron Financial Corporation and the Company dated June 26, 1991, as amended to the Finance Plan No. 1 dated as of May 28, 1992, the Second Amendment dated as of September 29, 1992, and the Third Amendment dated as of December 10, 1992. This exhibit is incorporated by reference to Exhibit
         10.29 of the Registrant's Form S-1 filed March 4, 1993
         (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.5 International Distributorship Agreement between the Company and Com-Air Flugzeughandel Gmbh. This exhibit is incorporated by reference to
         Exhibit 10.31 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.6 International Distributorship Agreement between the Company and Aero Service b.v. This exhibit is incorporated by reference to Exhibit
         10.32 of the Registrant's Form S-1 filed March 4, 1993
         (Reg. No. 33-59128).

10.7 International Dealership Agreement between the Company and Commander Khaleej Trading Establishment. This exhibit is incorporated by reference to Exhibit 10.28 of the Registrant's Form 10-K filed
         March 30, 1994.

10.8 Form of the Company's Authorized Sales and Service Representative Policy and Procedures Manual. This exhibit is incorporated by reference to Exhibit 10.37 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.9 Form of the Company's Authorized Sales and Service Representative Agreement. This exhibit is incorporated by reference to Exhibit
         10.38 of the Registrant's Form S-1 filed March 4, 1993
         (Reg. No. 33-59128).

10.10 Form of the Company's Service Center Agreement. This exhibit is incorporated by reference to Exhibit 10.39 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.11 The Commander Aircraft Company Profit Sharing Plan. This exhibit is incorporated by reference to Exhibit 10.40 of the Registrant's
         Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.12 Nonstatutory Stock Option Agreement between the Company and Wirt D. Walker, III dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K filed March 30, 1994.

10.13 Nonstatutory Stock Option Agreement between the Company and Mishal Y.S. Al Sabah dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-K filed
         March 30, 1994.

10.14    Form of Company's Aircraft Delivery and Acceptance Agreement. This
         exhibit is incorporated by reference to Exhibit 10.63 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.15 Form of the Company's Aircraft Retail Warranty. This exhibit is incorporated by reference to Exhibit 10.64 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.16 Commander Aircraft Company 1993 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.53 of the Registrant's
         Form 10-K filed March 28, 1996.

27       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 25th day of March, 1998.

                                       COMMANDER AIRCRAFT COMPANY



                                       By: WIRT D. WALKER, III
                                          ---------------------------------
                                           Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICER:


                            President and
N. GENE CRISS               Chief Executive Officer            March 25, 1998
--------------------



PRINCIPAL FINANCIAL OFFICER AND ACCOUNTING OFFICER:

STEPHEN R. BUREN            Chief Financial Officer            March 25, 1998
--------------------



DIRECTORS:

WIRT D. WALKER, III         Director                           March 25, 1998
--------------------

MISHAL Y.S. AL SABAH        Director                           March 25, 1998
--------------------