Form 10-Q
period 1998-03-31
COMMANDER AIRCRAFT CO
filed 1998-05-12
CIK 855990

===============================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

   Yes   X           No
       -----            -----

     There were 7,280,548 Shares of Common Stock Outstanding as of
     April 20, 1998.

===============================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               COMMANDER AIRCRAFT COMPANY
                                      BALANCE SHEET

                                                                   (Unaudited)
                                                                     March 31,      December 31,
                                                                        1998           1997
                                                                    -----------     -----------
                    ASSETS
Current Assets:
  Cash and cash equivalents                                         $   542,995     $ 1,022,024
  Certificates of deposits                                            2,229,053       1,224,845
  Accounts receivable                                                    16,180         342,917
  Notes receivable from related party                                 1,007,361         996,971
  Notes receivable                                                       39,916          55,269
  Inventories                                                         5,321,295       5,610,129
  Prepaid expenses and other assets                                     222,180         203,815
                                                                    -----------     -----------
      Total current assets                                            9,378,980       9,455,970
                                                                    -----------     -----------
Property and equipment:
  Office equipment and furniture                                        338,052         296,729
  Vehicles and aircraft                                                  84,021          84,021
  Manufacturing equipment                                               355,623         354,837
  Tooling                                                               520,618         518,648
  Leasehold improvements                                                254,257         237,161
                                                                    -----------     -----------
                                                                      1,552,571       1,491,396
  Less: Accumulated depreciation                                       (803,623)       (777,940)
                                                                    -----------     -----------
      Net property and equipment                                        748,948         713,456
                                                                    -----------     -----------
Other assets:
  Notes receivable from related party, less current maturities          500,000         500,000
  Notes receivable - less current maturities                            258,924         270,105
                                                                    -----------     -----------
      Total other assets                                                758,924         770,105
                                                                    -----------     -----------
                                                                    -----------     -----------
                                                                    $10,886,852     $10,939,531
                                                                    -----------     -----------
                                                                    -----------     -----------
                     LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable                                                  $   346,741        $270,254
  Accrued expenses                                                      483,848         312,945
  Refundable deposits                                                   116,608          75,180
  Current portion of long-term debt                                       2,000         102,000
                                                                    -----------     -----------
      Total current liabilities                                         949,197         760,379
                                                                    -----------     -----------
Long-term debt                                                                -               -

Shareholders' investment (deficit):
Preferred stock, $100 par value, 20,000
  shares authorized; no shares outstanding                                    -               -
Common stock, $.50 par value, 10,000,000
  shares authorized; 7,280,548 shares
  issued and outstanding at March 31, 1998
  and December 31, 1997                                               3,640,274       3,640,274
Additional paid-in capital                                           37,178,230      37,178,230
Retained earnings (deficit)                                         (30,880,849)    (30,639,352)
                                                                    -----------     -----------
      Total shareholders' investment                                  9,937,655      10,179,152
                                                                    -----------     -----------
                                                                    $10,886,852     $10,939,531
                                                                    -----------     -----------
                                                                    -----------     -----------

The accompanying notes are an integral part of these financial statements.

                               COMMANDER AIRCRAFT COMPANY
                                STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                 Three Months Ended March 31,
                                                    1998              1997
                                                 ----------        ----------
Net sales - aircraft                             $2,638,683        $  754,000
Net sales - service                                 284,546           320,409
                                                 ----------        ----------
    Total net sales                               2,923,229         1,074,409
                                                 ----------        ----------
Cost of sales - aircraft                          2,353,714           999,618
Cost of sales - service                             241,844           267,936
                                                 ----------        ----------
    Total cost of sales                           2,595,558         1,267,554
                                                 ----------        ----------
Gross margin (deficit)                              327,671          (193,145)
                                                 ----------        ----------
Other operating expenses:
  Product development and engineering costs          78,152            82,318
  Selling, general and administrative expenses      639,011           548,239
                                                 ----------        ----------
      Total other operating expenses                717,163           630,557
                                                 ----------        ----------
Operating income (loss)                            (389,492)         (823,702)
                                                 ----------        ----------
Other income (expenses):
  Other income                                      152,865            90,500
  Interest expense                                   (2,761)          (56,750)
  Other expense                                      (2,108)                -
                                                 ----------        ----------
  Total other income (expenses)                     147,996            33,750
                                                 ----------        ----------
Net loss                                         $ (241,496)       $ (789,952)
                                                 ----------        ----------
                                                 ----------        ----------
Net loss per share:
  Weighted average common shares
    outstanding                                   7,280,548         6,851,659
                                                 ----------        ----------
   Loss per share                                $    (0.03)       $    (0.12)
                                                 ----------        ----------
                                                 ----------        ----------

The accompanying notes are an integral part of these financial statements.

                               COMMANDER AIRCRAFT COMPANY
                                STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                            Three Months Ended March 31,
                                                                 1998           1997
                                                            ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (241,496)    $(789,952)
  Adjustments to reconcile net loss to
    net cash used in operating activities---
    Depreciation and amortization                                 25,683        26,230
    Loss on disposal of property and equipment                         -         5,958
    Changes in operating assets and liabilities,
      excluding cash:
      Accounts receivable                                        326,737      (374,991)
      Notes receivable - related parties                         (10,390)      250,658
      Notes receivable                                            26,533        19,487
      Inventories                                                288,834       (76,040)
      Prepaid expense and other assets                           (18,365)       (5,111)
      Accounts payable                                            76,487       176,094
      Accrued expenses                                           170,903       217,854
      Refundable deposits                                         41,428        32,020
                                                             -----------     ---------
          Net cash used in operating activities                  686,354      (517,793)
                                                             -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short-term investments                            (1,004,208)            -
  Capital expenditures                                           (61,175)         (392)
  Proceeds from sale of property and equipment                         -       317,700
                                                             -----------     ---------
      Net cash used in investing activities                   (1,065,383)      317,308
                                                             -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings from related parties             -       100,000
  Proceeds from borrowings on bank line                                -        67,950
  Payments on borrowings on bank line                           (100,000)            -
                                                             -----------     ---------
      Net cash provided by financing activities                 (100,000)      167,950
                                                             -----------     ---------
Net increase (decrease) in cash                                 (479,029)      (32,535)
Cash and cash equivalents at beginning of period               1,022,024       197,303
                                                             -----------     ---------
Cash and cash equivalents at end of period                   $   542,995     $ 164,768
                                                             -----------     ---------
                                                             -----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest                                               $     3,682     $  20,274
      Income taxes                                                     -             -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1997:
   Exchange of $2,000,000 in debentures for 200,000 shares of common stock. Repayment of accrued interest of $87,369 was waived.

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of March 31, 1998 and December 31, 1997, and the results of operations for the three month period ended March 31, 1998 and 1997, and the cash flows for the three month period ended March 31, 1998 and 1997 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-K, as incorporated by reference in the Company's filing of this Form 10-Q.

2. The earnings per share of common stock were computed by using the weighted average number of shares of common stock outstanding during the period.

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

4. On October 15, 1997, the Board of Directors of the Company authorized the issuance and sale of 360,000 shares of Common Stock to KuwAm Corporation and its partners, the Company's majority shareholder, at a purchase price of $10.00 per share. The investment allowed the Company to redeem $900,000 in 10% demand notes and accrued interest. The Company's bank lines were also reduced to the minimum, leaving the Company virtually debt free with approximately $2.1 million available for expansion of the aviation services division.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION


GENERAL:

The Company reported sales for the first quarter of 1998 of $2,923,229 and a net loss of $241,496, or $.03 per share, compared to sales for the quarter ended March 31, 1997 of $1,074,409 and a net loss of $789,952, or $.12 per share.

First quarter 1998 results from operations improved 279% from the previous year and the net loss was the smallest in the Company's history. The Company is expecting further improvement in revenues and operating margins, and has initiated an increase in the production of new aircraft for the balance of the year. The increase in revenues was due largely to an industry wide renewed interest in general aviation products, and to increased awareness of the Commander product line in the market.

The Company delivered five new, three pre-owned and two consigned aircraft during the first quarter of 1998. The aircraft backlog at the beginning of the second quarter of 1998 stood at over $3 million.

Cash and short term investments totaled nearly $2.8 million at March 31, 1998, while borrowings were reduced to near zero. The Company is continuing to identify opportunities to expand its growing aviation services division, which conducts aviation consulting, brokerage and refurbishment services for general aviation aircraft.

RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the first quarter of 1998 totaled $2,638,683 compared to $754,000 for the comparable period of 1997. The increase in the first quarter of 1998 was the result of delivering a total of 10 new, used or consigned aircraft, compared to only 5 total aircraft delivered in the comparable quarter of 1997.

Service revenues of $284,546 for the quarter ended March 31, 1998 decreased 11% from the comparable quarter in 1997. Revenues for the first quarter of 1997 were exceptionally high due to the completion of several large refurbishment jobs in the Service Center.

Due to an increase in sales, cost of aircraft sales for the three month period ended March 31, 1998 increased to $2,353,714 compared to $999,618 for the three month period ended March 31, 1997. With the higher sales volume the margin on aircraft sales improved by over $500,000 for the first quarter of 1998 from the first quarter of 1997.

Cost of sales for service and parts for the quarter ended March 31, 1998 decreased to $241,844 from $267,936 for the quarter ended March 31, 1997. The decrease was due primarily to the reduction in revenues from service and parts as explained above.

Product development and engineering costs decreased to $78,152 for the first quarter of 1998, down 5% from $82,318 for the comparable period in 1997. Most of the cost reduction was due to the completion of the de-icing project and less spending for outside technical assistance.

Sales and marketing expense increased for the three-month period ended March 31, 1998, to $435,259 from $309,079 for the comparable period ended March 31, 1997. Advertising expenses increased to $136,953 from $85,216. Most of the increase in sales and marketing costs resulted from the increase in aircraft sales generating higher sales commissions and bonuses.

General and administrative expenses decreased approximately 15% to $203,752 for the first quarter of 1998 from $239,160 for the comparable period in 1997. The reduction was due to a decrease in legal fees in 1998 as virtually no litigation costs were incurred. All other administrative costs for the first quarter of 1998 increased slightly from the first quarter of 1997.

Other income increased to $152,865 for the quarter ended March 31, 1998 from $90,500 for the quarter ended March 31, 1997. The increase was due to a refund of prior years' property taxes, totaling approximately $78,000. Interest income from notes receivable - related parties was lower due to reductions made in the outstanding balance over the past year. However, this decrease in interest income in the first quarter of 1998 from notes receivable was offset by the interest earned on short-term cash investments. Interest expense decreased to $2,761 in the first quarter of 1998 from $56,750 for the comparable period in 1997. The decrease was a result of the Company maintaining very little outstanding debt during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Cash balances decreased to $542,995 at March 31, 1998 from $1,022,024 at December 31, 1997 due to increasing the short-term investment in certificates of deposit by over $1 million to $2,229,053 at March 31, 1998. The certificates of deposit mature in April 1998 and are expected to be renewed in 30 day increments. Management plans to eventually invest these funds in
the expansion of the Aviation Services Division.    Accounts receivable
balances decreased $326,737 during the first quarter of 1998 due to the payment in January for an aircraft sold and delivered in the prior quarter. Total notes receivable decreased slightly to $1,805,901 at March 31, 1998 from $1,822,345 from December 31, 1997 due to regular monthly payments received from debtors and payment in full of one note. The balance due from related parties increased slightly from $1,496,971 at December 31, 1997 to $1,507,361 at March 31, 1998.

Inventories decreased to $5,321,295 at March 31, 1998 from $5,610,129 at December 31, 1997. Raw materials, parts, and work in process decreased approximately $450,000 while completed aircraft inventories increased about $162,000. Prepaid expenses and other current assets increased to $222,180 at March 31, 1998 compared to $203,815 at December 31, 1996, reflecting prepayments for parts and material.

Total fixed assets increased by $61,175 during the first quarter 1998. The increase was primarily due to the upgrade of the Company's computer hardware and software systems, which will be year 2000 compliant by June 30, 1998.

Accounts payable increased to $346,741 at March 31, 1998 from $270,254 at December 31, 1997. The increase was due primarily to purchases of new parts and equipment, which are scheduled for payment in April 1998. Accrued expenses increased to $483,848 at March 31, 1998 from $312,945 at December 31, 1997. The increase in accrued expenses is attributable to amounts owed for the acquisition of pre-owned aircraft and increases in accrued warranty, payroll taxes and miscellaneous expenses.

Refundable deposits increased $41,128 to $116,608 at March 31, 1998 reflecting the increase in backlog for new and pre-owned aircraft. Bank lines, providing the Company with borrowing capacity to $600,000, were reduced to the minimum $2,000 at March 31, 1998 from $102,000 at December 31, 1997, representing the Company's only borrowings.

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



                             COMMANDER AIRCRAFT COMPANY
                             --------------------------
                                    (Registrant)




                            By:  /s/ Stephen R. Buren
                                ---------------------
                                  Stephen R. Buren
                               Vice President Finance
                            (Chief Financial Officer and
                               Authorized Signatory)




Date:  May 12, 1998