Form 10-Q/A
period 1998-03-31
COMMANDER AIRCRAFT CO
filed 1998-06-08
CIK 855990

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 0-21540

                           COMMANDER AIRCRAFT COMPANY
            (Exact name of registrant as specified in its charter)

               Virginia                                 62-1363505
         (State of Incorporation)            I.R.S. Employer Identification No.


             7200 NW 63rd Street                          73008
        Hangar 8, Wiley Post Airport                    (Zip Code)
              Bethany, Oklahoma
  (Address of principal executive offices)

                                     (405) 495-8080
                             (Registrant's telephone number
                                  including area code)


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
                                       Balance Sheet

                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
                                                                                    1998             1997
                                                                                -------------   --------------
ASSETS
   Current Assets:
     Cash and cash equivalents...............................................   $     542,995    $   1,022,024
     Certificates of deposits................................................       2,229,053        1,224,845
     Accounts receivable.....................................................          16,180          342,917
     Notes receivable from related party.....................................       1,007,361          996,971
     Notes receivable........................................................          39,916           55,269
     Inventories.............................................................       5,321,295        5,610,129
     Prepaid expenses and other assets.......................................         222,180          203,815
                                                                                -------------    -------------
     Total current assets....................................................       9,378,980        9,455,970

Property and equipment:
   Office equipment and furniture............................................         338,052          296,729
   Vehicles and aircraft.....................................................          84,021           84,021
   Manufacturing equipment...................................................         355,623          354,837
   Tooling...................................................................         520,618          518,648
   Leasehold improvements....................................................         254,257          237,161
                                                                                -------------    -------------

                                                                                    1,552,571        1,491,396
   Less: Accumulated depreciation ...........................................        (803,623)        (777,940)
                                                                                -------------    -------------
       Net property and equipment............................................         748,948          713,456

Other assets:
   Notes receivable from related party, less current maturities                                        500,000             500,000
   Notes receivable - less current maturities................................         258,924          270,105
                                                                                -------------    -------------
       Total other assets....................................................         758,924          770,105
                                                                                -------------    -------------
                                                                                $  10,886,852    $  10,939,531
                                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT Current liabilities:
   Accounts payable..........................................................   $     346,741    $     270,254
   Accrued expenses..........................................................         483,848          312,945
   Refundable deposits.......................................................         116,608           75,180
   Current portion of long-term debt.........................................           2,000          102,000
                                                                                -------------    -------------
      Total current liabilities..............................................         949,197          760,379
                                                                                -------------    -------------

Long-term debt...............................................................              --               --

Shareholders' investment (deficit):
Preferred stock, $100 par value, 20,000
   shares authorized; no shares outstanding..................................              --               --
Common stock, $.50 par value, 10,000,000
   shares authorized; 7,280,548 shares
   issued and outstanding at March 31, 1998
   and December 31, 1997.....................................................       3,640,274        3,640,274
Additional paid-in capital...................................................      37,178,230       37,178,230
Retained earnings (deficit)..................................................     (30,880,849)     (30,639,352)
                                                                                -------------    -------------
      Total shareholders' investment.........................................       9,937,655       10,179,152
                                                                                -------------    -------------
                                                                                $  10,886,852    $  10,939,531
                                                                                =============    =============




The accompanying notes are an integral part of these financial statements.

                              Commander Aircraft Company
                                Statement of Operations
                                      (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    1998              1997
                                                                                -------------    -------------
Net sales - aircraft.........................................................   $   2,638,683    $     754,000
Net sales - service..........................................................         284,546          320,409
                                                                                -------------    -------------
         Total net sales.....................................................       2,923,229        1,074,409

Cost of sales - aircraft.....................................................       2,353,714          999,618
Cost of sales - service......................................................         241,844          267,936
                                                                                -------------    -------------
         Total cost of sales.................................................       2,595,558        1,267,554

Gross margin (deficit).......................................................         327,671         (193,145)

Other operating expenses:
     Product development and engineering costs...............................          78,152           82,318
     Selling, general and administrative expenses............................         639,011          548,239
                                                                                -------------    -------------
         Total other operating expenses......................................         717,163          630,557
                                                                                -------------    -------------

Operating income (loss)......................................................        (389,492)        (823,702)
                                                                                -------------    -------------

Other income (expenses):
     Other income............................................................         152,865           90,500
     Interest expense........................................................          (2,761)         (56,750)
     Other expense...........................................................          (2,108)              --
                                                                                -------------    -------------
         Total other income (expenses):......................................         147,996           33,750
                                                                                -------------    -------------

Net loss.....................................................................   $    (241,496)   $    (789,952)
                                                                                =============    =============

Net loss per share:
     Weighted average common shares outstanding..............................       7,280,548        6,851,659
                                                                                -------------    -------------
     Loss per share..........................................................   $       (0.03)   $       (0.12)
                                                                                =============    =============


The accompanying notes are an integral part of these financial statements.

                           Commander Aircraft Company
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    1998              1997
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.................................................................   $    (241,496)   $    (789,952)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization.........................................          25,683           26,230
       Loss on disposal of property and equipment............................              --            5,958
       Changes in operating assets and liabilities, excluding cash:
          Accounts receivable................................................         326,737         (374,991)
          Notes receivable - related parties.................................         (10,390)         250,658
          Notes receivable...................................................          26,533           19,487
          Inventories........................................................         288,834          (76,040)
          Prepaid expense and other assets...................................         (18,365)          (5,111)
          Accounts payable...................................................          76,487          176,094
          Accrued expenses...................................................         170,903          217,854
          Refundable deposits................................................          41,428           32,020
                                                                                -------------    -------------
              Net cash used in operating activities..........................         686,354         (517,793)
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in short-term investments.........................................      (1,004,208)              --
    Capital expenditures.....................................................         (61,175)            (392)
    Proceeds from sale of property and equipment.............................              --          317,700
                                                                                -------------    -------------
              Net cash used in investing activities..........................      (1,065,383)         317,308
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings from related parties                               --          100,000
    Proceeds from borrowings on bank line....................................              --           67,950
       Payments on borrowings on bank line...................................        (100,000)              --
                                                                                -------------    -------------
              Net cash provided by financing activities                              (100,000)         167,950
                                                                                -------------    -------------

Net increase (decrease) in cash..............................................        (479,029)         (32,535)
Cash and cash equivalents at beginning of period                                    1,022,024          197,303
                                                                                -------------    -------------
Cash and cash equivalents at end of period...................................   $     542,995    $     164,768
                                                                                =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
       Interest..............................................................   $       3,682    $      20,274
       Income taxes..........................................................              --               --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
1997:
    Exchange of $2,000,000 in debentures by related party for 200,000 shares of common stock. Repayment of accrued interest of $87,369 was waived.

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of March 31, 1998 and December 31, 1997, and the results of operations for the three month period ended March 31, 1998 and 1997, and the cash flows for the three month period ended March 31, 1998 and 1997 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

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

5. Inventories consist primarily of finished goods and parts for manufacturing and servicing aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than used aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Used aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at the balance sheet dates were as follows:

                                                                   March 31, 1998        December 31, 1997
              Raw materials...................................  $        2,589,630    $          2,901,798
              Work in process.................................             681,065                 819,442
              Demonstration aircraft..........................             936,217               1,132,713
              Used aircraft...................................           1,114,383                 756,176
                                                                ------------------    --------------------
                 Total inventories............................  $        5,321,295    $          5,610,129

6. The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA which delegates to the Company the inspection of each aircraft. The sale of the Company's product internationally is subject to regulation by comparable agencies in foreign countries. Management believes there is no litigation outstanding which would have a material adverse effect on the financial position or operations of the Company.

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

7. The Company has experienced recurring losses and net cash outflows from operations since its inception. Since inception, the Company has financed its cash needs with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. During 1997, the Company implemented plans to improve its liquidity and capital and its operational performance.

              Management believes the reduction in net loss and the net cash used in operating activities is attributable to the plans implemented in late 1996 and 1997 to provide new operating revenues for the Company. The Company created the Aviation Services Division ("ASD") to sell pre-owned aircraft, provide commissions from aircraft brokerage services, and market refurbishment capabilities. During 1997, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and, in most cases, refurbish and resell the aircraft at a reasonable profit. Revenue from sales of pre-owned aircraft increased by 38% in 1997 and revenues from refurbishment and service increased over 12%. Management expects this trend to continue in 1998 as the sales of new and pre-owned aircraft for the first quarter increased 350% from the first quarter of 1997. The Company will pursue additional opportunities to take advantage of its factory facilities to offer upgrades to existing aircraft owners for new paint, interior, and equipment.

              The Company introduced a new de-icing option for which it received certification in May 1998 from the FAA, allowing aircraft so equipped to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition. A number of other improvements and new options are available on 1998 models.

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

              The Company's liquidity was improved with the sale of 360,000 shares of common stock to its majority shareholder and affiliates for $3,600,000. The Company used approximately $1,500,000 of the $3,600,000 proceeds to repay 10% demand notes and other debt. The balance of the proceeds is still on hand to be used to continue expansion of the ASD and for other investment opportunities. The Company also believes the note receivable from related party which was reduced by approximately $1,100,000 in 1997 will also provide significant cash sources during 1998. Because of the increase in liquidity and other improvements to operations, management believes that the Company will not require additional borrowings during 1998 to fund operations. Although the majority shareholder, who has invested over $26 million in the Company, will probably continue to fund cash needs of the Company if required, there can be no assurance that this funding will continue.

              The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing and attain profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Although management believes that it has made significant progress in 1997 and the first quarter of 1998 by widening its product line to include the ASD, improving its products, decreasing sales and marketing expenses, and reducing debt and related interest expense and it is reasonable to expect the Company to improve revenues, reduce costs, and improve operating results and cash flow in 1998, there can be no assurance that these results can be achieved.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

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

Results from Operations

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

Liquidity and Capital Resources

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

         Total fixed assets increased by $61,175 during the first quarter 1998. The increase was primarily due to the upgrade of the Company's computer hardware and software systems, which will be year 2000 compliant by June 30, 1998. In addition to the $61,175 increase in fixed assets for the first quarter of 1998, the Company does not plan to spend significant funds for new property, plant and equipment. Most expenditures will be for repair or replacement on a "as needed" basis, and, at this time, is not expected to exceed $50,000 for the balance of the fiscal year.

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

         The Company does not carry insurance for product liability and could be subject to substantial financial risk in the event of an unfavorable judgement arising from litigation involving its products. Although the Company is not aware of any pending claims, there is no guarantee that claims will not be asserted in the future. The lease between Commander Aircraft Company and the Oklahoma City Airport Trust expires in October 1998. Although management fully expects the lease to be extended for another five years at favorable terms, there is no assurance that the lease will be negotiated.

         The Company has had losses and net cash outflows since its inception, and its independent public accountants have indicated that there is doubt about its ability to continue as a going concern. In 1997, management implemented plans to improve the company's operational performance and liquidity and capital resources. The principal elements of these plans are (i) to expand its Aviation Services Division, which purchases, refurbishes, and sells pre-owned aircraft;
(ii) offer additional options on its new aircraft; (iii) reduce inventory costs through just-in-time production scheduling; and (iv) reduce marketing expenses through more focused advertising and implementation of a more efficient marketing organization. In addition, in October 1997, the Company's majority shareholder and affiliates purchased 360,000 newly issued shares of common stock for $3,600,000. The Company used approximately $1,500,000 of the proceeds to repay debt, leaving it virtually debt free by the end of 1997. At March 31, 1998, the balance was available for working capital requirements, for the expansion of the Aviation Services Division and other investment opportunities.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits - None

      (b)    Reports on Form 8-K - None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMMANDER AIRCRAFT COMPANY



/s/ Stephen R. Buren
Stephen R. Buren
Vice President Finance
Chief Financial Officer and
Authorized Signatory

Date:  June 8, 1998