Form 10-Q
period 1998-06-30
COMMANDER AIRCRAFT CO
filed 1998-08-04
CIK 855990

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                              FORM 10-Q


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                OR

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

      Yes__X___                 No_____

         There were 7,280,548 Shares of Common Stock Outstanding as of July 31, 1998.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                                        COMMANDER AIRCRAFT COMPANY
                                               BALANCE SHEET

                                                                     (Unaudited)
                                                                      June 30,              December 31,
                                                                        1998                    1997
                                                                  ------------------     -------------------
                              ASSETS
Current Assets:
  Cash and cash equivalents                                                $216,876              $1,022,024
  Certificates of deposits                                                1,849,690               1,224,845
  Accounts receivable                                                        16,528                 342,917
  Notes receivable from related party                                     1,008,051                 996,971
  Notes receivable                                                           40,893                  55,269
  Inventories                                                             5,034,115               5,610,129
  Prepaid expenses and other assets                                         246,145                 203,815
                                                                  ------------------     -------------------
     Total current assets                                                 8,412,298               9,455,970
                                                                  ------------------     -------------------

Property and equipment:
  Office equipment and furniture                                            340,046                 296,729
  Vehicles and aircraft                                                      84,021                  84,021
  Manufacturing equipment                                                   358,332                 354,837
  Tooling                                                                   520,618                 518,648
  Leasehold improvements                                                    255,163                 237,161
                                                                  ------------------     -------------------
                                                                          1,558,180               1,491,396
  Less: Accumulated depreciation                                          (830,188)               (777,940)
                                                                  ------------------     -------------------
     Net property and equipment                                             727,992                 713,456
                                                                  ------------------     -------------------

Other assets:
  Notes receivable from related party, less current maturities            1,100,000                 500,000
  Notes receivable - less current maturities                                247,468                 270,105
                                                                  ==================     ===================
     Total other assets                                                   1,347,468                 770,105
                                                                  ==================     ===================
                                                                        $10,487,758             $10,939,531
                                                                  ==================     ===================

             LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                                         $375,481                $270,254
  Accrued expenses                                                          371,897                 312,945
  Refundable deposits                                                       236,077                  75,180
  Current portion of long-term debt                                           2,000                 102,000
                                                                  ------------------     -------------------
     Total current liabilities                                              985,455                 760,379
                                                                  ------------------     -------------------

  Long-term debt                                                                  -                       -

Shareholders' investment (deficit):
  Preferred stock, $100 par value, 20,000
     shares authorized; no shares outstanding                                     -                       -
  Common stock, $.50 par value,  10,000,000 shares
     authorized;  7,280,548 shares
     issued and outstanding at June 30, 1998
     and December 31, 1997                                                3,640,274               3,640,274
  Additional paid-in capital                                             37,178,230              37,178,230
  Retained earnings (deficit)                                          (31,316,201)            (30,639,352)
                                                                  ------------------     -------------------
     Total shareholders' investment                                       9,502,303              10,179,152
                                                                  ------------------     -------------------
                                                                        $10,487,758             $10,939,531
                                                                  ==================     ===================

The accompanying notes are an integral part of these financial statements.

                                        COMMANDER AIRCRAFT COMPANY
                                         STATEMENT OF OPERATIONS
                                               (Unaudited)


                                                                  Three Months Ended June 30,
                                                               1998                          1997
                                                      -----------------------       -----------------------
Net sales - aircraft                                              $2,402,010                    $1,684,802
Net sales - service                                                  231,888                       299,974
                                                      -----------------------       -----------------------
   Total net sales                                                 2,633,898                     1,984,776
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                           2,162,718                     1,657,301
Cost of sales - service                                              245,360                       274,068
                                                      -----------------------       -----------------------
   Total cost of sales                                             2,408,078                     1,931,369
                                                      -----------------------       -----------------------

Gross margin (deficit)                                               225,820                        53,407
                                                      -----------------------       -----------------------

Other operating expenses:
   Product development and engineering costs                          75,258                        82,383
   Selling, general and administrative expenses                      670,091                       571,742
                                                      -----------------------       -----------------------
     Total other operating expenses                                  745,349                       654,125
                                                      -----------------------       -----------------------

Operating income (loss)                                            (519,529)                     (600,718)
                                                      -----------------------       -----------------------

Other income (expenses):
   Other income                                                       86,783                        78,185
   Interest expense                                                    (471)                      (37,334)
   Other expense                                                     (2,135)                             -
                                                      -----------------------       -----------------------
   Total other income (expenses)                                      84,177                        40,851
                                                      -----------------------       -----------------------

Net loss                                                          ($435,352)                    ($559,867)
                                                      =======================       =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                               7,280,548                     6,920,548
                                                      -----------------------       -----------------------

   Loss per share, basic and diluted                                 ($0.06)                       ($0.08)
                                                      =======================       =======================




The accompanying notes are an integral part of these financial statements.

                                          COMMANDER AIRCRAFT COMPANY
                                            STATEMENT OF OPERATIONS
                                                  (Unaudited)


                                                                        Six Months Ended June 30,
                                                                    1998                          1997
                                                           -----------------------       -----------------------
Net sales - aircraft                                                   $5,040,693                    $2,438,802
Net sales - service                                                       516,434                       620,383
                                                           -----------------------       -----------------------
   Total net sales                                                      5,557,127                     3,059,185
                                                           -----------------------       -----------------------

Cost of sales - aircraft                                                4,516,432                     2,656,919
Cost of sales - service                                                   487,204                       542,004
                                                           -----------------------       -----------------------
   Total cost of sales                                                  5,003,636                     3,198,923
                                                           -----------------------       -----------------------

Gross margin (deficit)                                                    553,491                     (139,738)
                                                           -----------------------       -----------------------

Other operating expenses:
   Product development and engineering costs                              153,410                       164,701
   Selling, general and administrative expenses                         1,309,102                     1,119,981
                                                           -----------------------       -----------------------
     Total other operating expenses                                     1,462,512                     1,284,682
                                                           -----------------------       -----------------------

Operating income (loss)                                                 (909,021)                   (1,424,420)
                                                           -----------------------       -----------------------

Other income (expenses):
   Other income                                                           239,648                       168,685
   Interest expense                                                       (3,232)                      (94,084)
   Other expense                                                          (4,243)                             -
                                                           -----------------------       -----------------------
   Total other income (expenses)                                          232,173                        74,601
                                                           -----------------------       -----------------------

Net loss                                                               ($676,848)                  ($1,349,819)
                                                           =======================       =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                                    7,280,548                     6,886,482
                                                           -----------------------       -----------------------

   Loss per share, basic and diluted                                      ($0.09)                       ($0.20)
                                                           =======================       =======================



The accompanying notes are an integral part of these financial statements.

                                            COMMANDER AIRCRAFT COMPANY
                                             STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                              Six Months Ended June 30,
                                                                           1998                       1997
                                                                    --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  ($676,848)               ($1,349,819)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities---
      Depreciation and amortization                                              52,248                     75,641
      Write-off of fixed assets (net)
                                                                                      -                   (35,043)
      Changes in operating assets and liabilities, excluding cash:
         Accounts receivable                                                    326,389                  (119,993)
         Notes receivable - related parties                                      11,557                    689,047
         Notes receivable                                                        14,375                     28,061
         Inventories                                                            576,014                    537,040
         Prepaid expense and other assets                                      (42,330)                   (46,500)
         Accounts payable                                                       105,227                  (102,982)
         Accrued expenses                                                        58,952                  (200,332)
         Refundable deposits                                                    160,897                    135,331
                                                                    --------------------       --------------------
            Net cash provided by (used in) operating activities                 586,481                  (389,549)
                                                                    --------------------       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (66,784)                    (7,399)
   Investment in Notes - related party                                        (600,000)                          -
   Investment in certificates of deposit                                      (624,845)                          -
   Proceeds from sale of property and equipment                                       -                    317,700
                                                                    --------------------       --------------------
      Net cash provided by (used in) investing activities                   (1,291,629)                    310,301
                                                                    --------------------       --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties                           -                    100,000
   Repayments of borrowings from bank line                                    (100,000)                   (34,842)
                                                                    --------------------       --------------------
      Net cash provided by (used in) financing activities                     (100,000)                     65,158
                                                                    --------------------       --------------------
Net increase (decrease) in cash                                               (805,148)                   (14,090)
Cash and cash equivalents at beginning of period                              1,022,024                    197,303
                                                                    --------------------       --------------------
Cash and cash equivalents at end of period                                     $216,876                   $183,213
                                                                    ====================       ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                                  $471                    $31,471
         Income taxes                                                                 -                          -


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

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three month and six month periods ended June 30, 1998 and 1997, and the cash flows for the six month period ended June 30, 1998 and 1997 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the company's 1997 Annual Report on Form 10-K.


2. The earnings per share of common stock were computed by using the weighted average number of shares of common stock outstanding during the period. Basic and diluted amounts are the same for all periods presented.


3. Through January 8, 1997, an affiliate of the company's majority shareholder provided $100,000 of unsecured debt in the form of a 10% demand note. On February 1, 1997, the company accepted the offer of its majority shareholder, and affiliates of the shareholder, to exchange $2,000,000 of demand notes due June 30, 1997 for 200,000 shares of newly issued common stock. The payment of accrued interest of $70,382 due for the fourth quarter of 1996 for all demand notes, and $16,986 accrued on the notes exchanged February 1, 1997 was waived at the time of the exchange for common stock. The maturity dates of the remaining balance of notes totaling $900,000 was extended to December 31, 1997, with interest due and payable June 30, 1997 and December 31, 1997.


4. On October 15, 1997, the Board of Directors of the company authorized the issuance and sale of 360,000 shares of Common Stock to KuwAm Corporation and its partners, the company's majority shareholder, at a purchase price of $10.00 per share. The investment allowed the company to redeem $900,000 in 10% demand notes and accrued interest. The company's bank lines were also reduced to the minimum, leaving the company virtually debt free with approximately $2.1 million available for expansion of the aviation services division and other investments.


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

                                   June 30, 1998            December 31, 1997

  Raw materials                         $2,592,117                  $2,901,798
  Work in process                          714,410                     819,442
  Demonstration aircraft                   896,676                   1,132,713
  Used aircraft                            830,912                     756,176
                                 ------------------          ------------------
         Total inventories              $5,034,115                  $5,610,129


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

         The company faces the inherent business risk of exposure to product liability claims. In 1988, the company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an eighteen-year statute of repose for general aviation manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than eighteen years old. This action effectively eliminated all potential liability for the company with respect to aircraft produced in the 1970s as of December 31, 1997. The company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the company is not insured for product liability claims. Management believes there is no litigation outstanding which would have a material adverse effect on the financial position or operations of the company.

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

         Management believes the reduction in net loss and the net cash generated from operating activities during the first six months of 1998 is attributable to the plans implemented in late 1996 and 1997 to provide new operating revenues for the company. The company created the Aviation Services Division ("ASD") to sell pre-owned aircraft, provide commissions from aircraft brokerage services, and market refurbishment capabilities. During 1997, the company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and, in most cases, refurbish and resell the aircraft at a reasonable profit. Revenues from sales of pre-owned aircraft increased by 38% in 1997 and revenues from refurbishment and service increased over 12%. Management expects this trend to continue in 1998 as the revenue from sales of new and pre-owned aircraft for the first six months of 1998 increased 107% from the first six months of 1997. The company will pursue additional opportunities to take advantage of its factory facilities to offer upgrades to existing aircraft owners for new paint, interior, and equipment.

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

         The company's liquidity was improved with the sale of 360,000 shares of common stock to its majority shareholder and affiliates for $3,600,000 during October 1997. The company used approximately $1,500,000 of the $3,600,000 proceeds to repay 10% demand notes and other debt. On May 1, 1998, the company invested $600,000 in a 10% convertible note issued by Stratesec, Incorporated, a related party. The note is due December 31, 1999 and provides the right to exchange the debt for common stock at $8.50 per share. The note also includes warrants to purchase 100 shares at $2.50 per share of Stratesec, Incorporated Common Stock for each $1,000 in debt. The balance of the proceeds from the October 1997 equity sale is invested in short-term certificates of deposit to be used to continue expansion of the ASD and for other investment opportunities. The company also believes the note receivable from related party which was reduced by approximately $1,100,000 in 1997 will also provide significant cash sources during 1998. Because of the increase in liquidity and other improvements to operations, management believes that the company will not require additional borrowings during 1998 to fund operations. Although the majority shareholder, who has invested over $26 million in the company, will probably continue to fund cash needs of the company if required, there can be no assurance that this funding will continue.

         The company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing and attain profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the company be unable to continue as a going concern. Although management believes that it has made significant progress in 1997 and the first half of 1998 by widening its product line to include the ASD, improving products, decreasing sales and marketing expenses, and reducing debt and related interest expense and it is reasonable to expect the company to improve revenues, reduce costs, and improve operating results and cash flow in 1998, there can be no assurance that these results can be achieved.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                           OPERATIONS AND FINANCIAL CONDITION


GENERAL:

The company reported sales for the second quarter of 1998 of $2,633,898 and a net loss of $435,352, or $.06 per share, compared to sales for the quarter ended June 30, 1997 of $1,984,776 and a net loss of $559,867, or $.08 per share. For the six month period ended June 30, 1998 the company's revenues totaled $5,557,127 and a net loss of $676,848, or $.09 per share, compared to revenues of $3,059,185 and a net loss of $1,349,819, or $.20 per share for the six months ended June 30, 1997.

Demand for both new and pre-owned aircraft continues to be very strong and the company is expecting further improvement in revenues and operating margins. The production schedule for new aircraft has been increased once in 1998 and management is reviewing the production schedule again to meet the increased demand. The increase in revenues was due largely to an industry wide renewed interest in general aviation products, and to increased awareness of the Commander product line in the market.

The company delivered three new, six pre-owned and one consigned aircraft during the second quarter of 1998. Aircraft deliveries through June 30, 1998 totaled 20 units compared to 15 aircraft in the comparable period of 1997. The aircraft backlog at the beginning of the third quarter of 1998 stood at approximately $2.5 million, with several sales added to the backlog early in July.

Cash and certificates of deposit totaled over $2,000,000 at June 30, 1998, while borrowings remained at $2,000. The company invested $600,000 in a 10% convertible note receivable due December 31, 1999, from a related party on May 1, 1998.

Management  continues to identify  opportunities  to expand its growing aviation
services   division,   which  conducts   aviation   consulting,   brokerage  and
refurbishment services for general aviation aircraft.

Subsequent to the end of the second quarter, the company's president and CEO, N. Gene Criss, resigned his position with the company, but continues his involvement with the company under a consulting contract and remains on the board of directors. Wirt Walker, III has assumed the position of President and CEO of the company.

The company upgraded its computer hardware and software during the first quarter of 1998 at a cost of approximately $50,000, and believes that its information system is Year 2000 compliant. The company currently is in the process of assessing the effects of the Year 2000 problem on its suppliers and other third parties with which it has business relationships to determine whether they are Year 2000 compliant and whether the problem will adversely affect the company's operations or the operation of components used in its aircraft. Although the company does not believe that the key systems in its aircraft, including instrumentation and avionics, are date-sensitive, there can be no assurance that these systems will not require remediation. As with all businesses, the company is unable to predict whether there will be any disruption in service provided by third parties, such as utilities, that might affect the company's operations. Although the company currently does not believe that its costs of Year 2000 compliance will be material, unforseen problems could cause costs to be greater than anticipated.

RESULTS FROM OPERATIONS:

Revenues  from the sale of  aircraft  for the  second  quarter  of 1998  totaled
$2,402,010 compared to $1,684,802 for the comparable period of 1997. The increase in revenue for the second quarter of 1998 was the result of delivering more pre-owned aircraft at higher prices than the comparable quarter of 1997. For the first six months of 1998 revenue from aircraft sales more than doubled to $5,040,693 compared to $2,438,802 for the six-month period ended June 30, 1997.

Service revenues of $231,888 for the quarter ended June 30, 1998 decreased 23% from the comparable quarter in 1997. For the six months ended June 30, 1998, service revenues were down by approximately 17% from the prior year. Several refurbishment jobs were in process at the end of the period and will be invoiced during the third quarter of 1998. Revenues for the first six months of 1997 were exceptionally high due to the completion of several large refurbishment jobs in the Service Center.

Due to an increase in sales, cost of aircraft sales for the three month period ended June 30, 1998 increased to $2,162,718 compared to $1,657,301 for the three month period ended June 30, 1997. As a result of the increase in revenues, cost of aircraft sales for the six month period ended June 30, 1998 increased to $4,516,432 from $2,656,919 for the comparable period in 1997.

Cost of sales for service and parts for the quarter ended June 30, 1998 decreased to $245,360 from $274,068 for the quarter ended June 30, 1997. The decrease was due primarily to the reduction in revenues from service and parts as explained above.

Product development and engineering costs decreased to $75,258 for the second quarter of 1998, down 9% from $82,383 for the comparable period in 1997. For the six months ended June 30, 1998 product development and engineering costs decreased to $153,410, down 7% from $164,701 for the first six months of 1997. Most of the cost reduction was due to the completion of the de-icing project and less spending for outside technical assistance.

Sales and marketing expense increased for the three-month period ended June 30, 1998, to $448,467 from $378,461for the comparable period ended June 30, 1997. For the six month period ended June 30, 1998 sales and marketing costs totaled $883,727 compared to $687,540 for the comparable period in 1997. For the second quarter of 1998, advertising and promotional expenses increased to $292,183 from $98,250 in the second quarter of 1997. Travel, printing, and salaries and related benefits were lower in the first quarter and first six months of 1998 due to fewer sales offices.

General and administrative expenses increased approximately 15% to $221,624 for the second quarter of 1998 from $193,281for the comparable period in 1997. The increase was due to an increase in legal fees in 1998 pertaining to SEC filings and to the reorganization, and to professional fees paid for conversion and upgrading of the company's computer systems to be compliant with year 2000. All other administrative costs for the second quarter of 1998 increased slightly from the second quarter of 1997. For the six months ended June 30, 1998 general and administrative expenses decreased slightly to $425,375 from $432,441 for the six months ended June 30, 1997.

Other income increased to $86,783 for the quarter ended June 30, 1998 from $78,185 for the quarter ended June 30, 1997. The increase was due to accrued interest on the $600,000 note receivable dated May 1, 1998 and the interest earned on certificates of deposit. A refund of prior years' property taxes, totaling approximately $78,000 accounted for most of the increase for the six-month period ended June 30, 1998. Interest expense decreased to $471 in the second quarter of 1998 from $37,334 for the comparable period in 1997. The decrease was a result of the company maintaining very little outstanding debt during 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Cash balances decreased to $216,876 at June 30, 1998 from $1,022,024 at December 31, 1997 due to increasing the short-term investment in certificates of deposit by over $600,000 to $1,849,690 at June 30, 1998. The certificates of deposit mature in August 1998 and are expected to be renewed in 30-day increments.
Management plans to eventually invest these funds in the expansion of the Aviation Services Division. The company used $600,000 in cash to acquire a note from Stratesec, Incorporated, a related party. Accounts receivable balances decreased to $16,528 at June 30, 1998 due to the payment in January for an aircraft sold and delivered in the prior quarter. Other notes receivable decreased to $1,794,612 at June 30, 1998 from $1,822,345 from December 31, 1997 due to regular monthly payments received from debtors and payment in full of one note. The balance due from related parties increased from $1,496,971 at December 31, 1997 to $2,108,051 at June 30, 1998, due primarily to the $600,000 convertible note from Stratesec, Incorporated. This note is due December 31, 1999, accrues interest at 10%, payable June 30 and December 31. The note is convertible at $8.50 per share into common stock of Stractesec, Incorporated, and includes warrants to purchase 100 shares of common stock at $2.50 per share for each $1,000 in debt.

Inventories decreased to $5,034,115 at June 30, 1998 from $5,610,129 at December 31, 1997. Raw materials, parts, and work in process decreased approximately $415,000 while completed aircraft inventories decreased about $161,000. Prepaid expenses and other current assets increased to $246,145 at June 30, 1998 compared to $203,815 at December 31, 1997, reflecting prepayments for parts and material.

Total fixed assets increased by $66,784 during the first six months of 1998. The increase was primarily due to the upgrade of the Company's computer hardware and software systems, which are year 2000 compliant as of June 30, 1998. In addition to the above fixed assets expenditures, the Company does not plan to spend significant funds for new property, plant and equipment for the balance of fiscal 1998. Most expenditures will be for repairs or replacements and for leasehold improvements which are not expected to exceed $50,000 for the balance of the fiscal year.

Accounts payable increased to $375,481 at June 30, 1998 from $270,254 at December 31, 1997. The increase was due primarily to purchases of new parts and equipment to support increased production of new aircraft and for refurbishment parts and material, which were purchased on open account. Accrued expenses increased to $371,897 at June 30, 1998 from $312,945 at December 31, 1997. The increase in accrued expenses is attributable to amounts owed for the acquisition of pre-owned aircraft and increases in accrued warranty, payroll taxes and miscellaneous expenses.

Refundable deposits increased $160,897 to $236,077 at June 30, 1998 reflecting the increase in backlog for new and pre-owned aircraft. Bank lines, providing the Company with borrowing capacity to $600,000, were maintained at the minimum $2,000 at June 30, 1998 from $102,000 at December 31, 1997, representing the Company's only borrowings.

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

The Company has had losses and net cash outflows since its inception, and its independent public accountants have indicated that there is doubt about its ability to continue as a going concern. In 1997, management implemented plans to improve the Company's operational performance and liquidity and capital resources. The principal elements of these plans are (i) to expand its Aviation Services Division, which purchases, refurbishes, and sells pre-owned aircraft;
(ii) offer additional options on its new aircraft; (iii) reduce inventory costs through just-in-time production scheduling; and (iv) reduce marketing expenses through more focused advertising and implementation of a more efficient marketing organization. In addition, in October 1997, the Company's majority shareholder and affiliates purchased 360,000 newly issued shares of common stock for $3,600,000. The Company used approximately $1,500,000 of the proceeds to repay debt, leaving it virtually debt free by the end of 1997. At June 30, 1998, over $1.8 million was available for working capital requirements, for the expansion of the Aviation Services Division and other investment opportunities.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMMANDER AIRCRAFT COMPANY
                                  (Registrant)




                            By: /s/ Stephen R. Buren
                                Stephen R. Buren
                             Vice President Finance
                          (Chief Financial Officer and
                              Authorized Signatory)




Date:  August 4, 1998